Form 10KSB
period 2000-02-28
PLAYANDWIN INC
filed 2000-06-14
CIK 1092762

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended February 29, 2000   Commission File No. 000-29477





                        PLAYANDWIN, INC.
     (Exact name of registrant as specified in its charter)




Nevada                                             88-039116
(State of organization) (I.R.S. Employer Identification No.)

7050 Weston Rd., Vaughn, Ontario, Canada L4L 8G7
(Address of principal executive offices)

Registrant's telephone number, including area code (905) 850-3940

Securities registered under Section 12(g) of the Exchange Act:
                                   Common stock, $0.001 par value
                                   per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended February 29, 2000:   $0

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of $2 per share (the selling or average bid and asked price) as of June 1, 2000:
$14,805,714

              DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Form 10-SB/A, filed on May 31, 2000, and the exhibits attached thereto, are incorporated by reference.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Playandwin, Inc. (the "Company") is a Nevada corporation formed on June 9, 1995. Its principal place of business is located at 7050 Weston Rd., Vaughn, Ontario, Canada L4L 8G7. The Company was originally incorporated under the name Cambridge Funding Group, Inc. The Company changed its name to Agriceuticals Technologies, Inc. on October 2, 1998. Then, on July 13, 1999, the Company once again changed its name to Playandwin, Inc.

In October, 1999, the Company's wholly-owned Ontario subsidiary, Playandwin Canada, Inc. (PWIN Canada), acquired all of the issued and outstanding securities of Lynx Gaming Corp., and 5% of the issued and outstanding equity of P.E.S.T. Creative Gaming Corp. (P.E.S.T.) for securities convertible into common shares of the Company. Lynx is the owner of the other 95% of P.E.S.T. The


The  Company's business is the development, marketing,  promotion and sale of a pari-mutuel bingo-type wager game known as "RACINGO". As in Bingo, the object is to form a winning pattern out of numbers randomly placed on a grid. In RACINGO, the winning numbers are selected by the outcome of one or more horse or greyhound races. RACINGO combines the ease of Bingo and excitement of horse races with lottery-size jackpots.


                        Preliminary Notes

The financial statements are prepared in accordance with US GAAP and dollar amounts are presented in US dollars.

  Enforceability of Civil Liabilities Against Foreign Persons:

Pursuant to Rule 405 of Regulation S-K, the Company is not a "foreign private issuer" since it was incorporated in and remains validly constituted under the laws of the State of Nevada.

                          Subsidiaries

Playandwin Canada, Inc. ("PWIN Canada" - incorporated in Ontario,
     Canada) - 100% owned by the Company;

Lynx Gaming  Corp. ("Lynx" - incorporated in Ontario,  Canada)  -
     100% owned by PWIN Canada;(see Acquisition Section)

P.E.S.T.  Creative  Gaming Corp. ("P.E.S.T."  -  incorporated  in
     Ontario,  Canada) - 95% owned by Lynx Gaming  Corp.  and  5%
     owned by PWIN Canada;(see Acquisition Section)

Acquisitions of Lynx and PEST

On August 30, 1999, effective October 1, 1999,PWIN Canada entered into a Share Exchange Agreement with Lynx Gaming Corp. (Lynx), then a privately held corporation. Lynx, along with its own operations, is a minority-joint venture partner in Racingo Investments Ltd. (RIL) which is developing a horse-racing based game involving grid betting known as Racingo (see "Racingo Rules"
- On- and Off-Track Betting License Agreement).

     In accordance with the agreement, PWIN Canada i) exchanged 3,429,118 Class B nonvoting common shares ("Exchangeable Shares") for 6,858,236 shares of Lynx's common stock; ii) exchanged 368,857 warrants to purchase 368,857 of Exchangeable Shares at $1.16 per share, for a period of six months after October 1, 2000, for 737,714 warrants to purchase 737,714 shares of Lynx's common stock at $0.58 per share

     Exchangeable Shares. The Exchangeable shares to be issued by the PWIN Canada pursuant to the Agreement shall be subject to the following terms:

          (a) each Exchangeable Share may be exchanged at the request of its holder for one common share of PWIN, provided that in the event of a consolidation, split or other reorganization of the capital stock of the PWIN Canada or of PWIN, the number of PWIN common shares issuable for each one Exchangeable Share shall be adjusted accordingly;

          (b)   Of  the Exchangeable Shares received  by  a  Lynx
          Shareholder on the Closing Date:

               (i) none may be exchanged during the period ending on and including the day of the first anniversary of the Closing Date;

               (ii) up  to one-third (1/3) may be exchanged after
                    said first anniversary;

               (iii)      an  additional one-third (1/3)  may  be
                    exchanged after the second anniversary of the Closing Date; and

               (iv) all  Exchangeable  Shares  may  be  exchanged
                    after  the  third anniversary of the  Closing
                    Date.

          (c) Each Exchangeable Share may be exchanged at the request of the PWIN Canada at any time during the period ending on and including the day of the fifth anniversary of the Closing Date, and shall be exchanged upon: (i) the occurrence of a take over bid for all of the issued and outstanding shares of PWIN; or (ii) the day of the fifth anniversary of the Closing Date. All Exchangeable Shares shall be automatically exchanged on the fifth anniversary of the Closing Date.

     Exchangeable Warrants. Each Exchangeable Warrant to be issued by the PWIN Canada pursuant to this Agreement shall entitle its holder to acquire one Exchangeable Share at a price of $1.16. No Exchangeable Warrant may be exercised on or before the day of the first anniversary of the Closing Date. The Exchangeable Warrants shall expire eighteen (18) months after the Closing Date.

On September 27, 1999, effective October 1, 1999, PWIN Canada entered into a Share Exchange Agreement to acquire the remaining
5%  of  P.E.S.T.,  the registered owner of the  Canadian  Racingo
Rights, World Racingo Rights and Copyright Assets.

     In accordance with the agreement, PWIN Canada i) exchanged 57,144 Exchangeable Shares, for 114,288 shares of PEST's common stock; and i) exchanged 28,571 warrants to purchase 28,571 Exchangeable Shares at $1.16 per share, for 28,571 warrants to purchase 28,571 shares of PEST's common stock at $0.58 per share.

     Exchangeable Shares. The Exchangeable Shares to be issued by the PWIN Canada pursuant to this Agreement shall be subject to the following terms:

          (a) each Exchangeable Share may be exchanged at the request of its holder for one common share of PWIN, provided that in the event of a consolidation, split or other reorganization of the capital stock of the PWIN Canada or of PWIN, the number of PWIN common shares issuable for each one Exchangeable Share shall be adjusted accordingly;

          (b)   Of  the Exchangeable Shares received  by  a  Lynx
          Shareholder on the Closing Date:

               (i) none may be exchanged during the period ending on and including the day of the first anniversary of the Closing Date;

               (ii) up  to one-third (1/3) may be exchanged after
                    said first anniversary;

               (iii)      an  additional one-third (1/3)  may  be
                    exchanged after the second anniversary of the Closing Date; and

               (iv) all  Exchangeable  Shares  may  be  exchanged
                    after  the third anniversary of the   Closing
                    Date.

          (c) Each Exchangeable Share may be exchanged at the request of the PWIN Canada at any time during the period ending on and including the day of the fifth anniversary of the Closing Date, and shall be exchanged upon: (i) the occurrence of a take over bid for all of the issued and outstanding shares of PWIN; or (ii) the day of the fifth anniversary of the Closing Date. All Exchangeable Shares shall be automatically exchanged on the fifth anniversary of the Closing Date.

     Exchangeable Warrants. Each Exchangeable Warrant to be issued by PWIN Canada pursuant to this Agreement shall entitle its holder to acquire one Exchangeable Share at a price of $1.16. No Exchangeable Warrant may be exercised on or before the day of the first anniversary of the Closing Date. The Exchangeable Warrants shall expire eighteen (18) months after the Closing Date.

On October 7, 1999, P.E.S.T. signed a Master License Agreement to grant to RIL the exclusive license to use, utilize, develop, advertise, market, promote, sell, distribute and exploit in any way, the Racingo Patent, U.S. Racingo Rights, Canadian Racingo Rights, World Racingo Rights, Copyright Assets and the Documentation. In consideration for the license rights and assets, RIL must pay a a one-time license fee of $1,000 to each of the grantors of the licenses. All license fees shall be satisfied by the issuance of shares from RIL in the following proportions:

Winning  Games, Inc. - 500 common shares; 450 Class A Shares; 450
     Class B Shares; and 375 Class C Shares

P.E.S.T.  -  100 common shares; 125 Class A Shares; 175  Class  B
     Shares; and 250 Class C Shares

PacCanUs  Inc. - 400 common shares, 425 Class A Shares; 375 Class
     B Shares; and 375 Class C Shares

Dividends will be distributed by the Company to the shareholders of the Company in the following manner:

(a) Class A Shares will have dividend rights only to income earned by the Company from the various license agreements, or from any other revenues from licenses granted to Playandwin Inc. or its affiliates;

(b) Class B Shares will have dividend rights only to income earned by the Corporation from any North American licensing or active business other than income from the various license agreements or from any other revenue from licence granted to Playandwin Inc. or its affiliates;

(c) Class C Shares will have dividend rights to all income streams earned by the Corporation from any licencing or active business outside North America or any other income streams not allocated herein to the Class A Shares or the Class B Shares; and

     (d)  No dividends will be issued for the Common Shares.


                    Racingo Investments Ltd.

RIL obtained U.S. Patent No. 5,518,239 dated May 21, 1996 for a racing lottery sweepstakes game called "RACINGO". This patent was later assigned to Winning Games Inc., an Illinois company. Winning Games Inc. applied for a trademark over "RACINGO" in the U.S., application no. 75/331,278. the Company has a ten percent ownership of the voting common stock.

On October 7, 1999, the Company signed a Letter of Agreement with RIL in conjunction with an Internet License Agreement. This gave the Company first right of refusal on any licensing of RACINGO in any venue other than the Internet, including but not limited to
(i) lotteries; (ii) Indian gaming - i.e. establishments located on Indian/Native/First Nations reserves or operated by individuals duly exempted from local restrictions on gaming by virtue of their status as Indians/Natives/First Nations; or (iii) bingo halls. This right of first refusal will last until March 1, 2002. In order for the Company to exercise its rights, the Company must respond to and match any bona fide offer made to RACINGO by a third party within 60 days of RACINGO's receipt of such an offer.

All rights in and to RACINGO are owned by Winning Games Inc., PacCanUs Inc. and P.E.S.T. These rights have been licensed to RIL, a Delaware corporation owned by the three companies. RIL has granted to the Company exclusive licenses to certain applications of RACINGO. These licenses do not cover RACINGO on cruise ships, Indian/First Nations betting establishments, in-flight betting establishments owned and operated by airlines, bingo halls, and in-home betting facilities provided through cable television. However, RIL has granted to the Company a right of first refusal on any licensing of RACINGO for lotteries, Indian/First Nations betting establishments, and bingo halls.

The Company is filing this registration statement on a voluntary basis, pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), in order to ensure that public information is readily accessible to all shareholders and potential investors, and to increase the Company's access to financial markets, and to permit the Company's common stock to be quoted on the OTC-BB.

                          PacCanUs Inc.

The Company recently entered into a consulting agreement with PacCanUs, Inc. ("Newco") Under the terms of the agreement, Newco will provide the following:

     Newco shall provide service, information and advice to PWIN in the following areas:
     (1)  to  help  PWIN secure a formal deal with Autotote  Inc.
          ("Autotote");
(2) to help PWIN prepare and follow through a critical path to ensure the above-noted arrangements with Autotote are acted on on a timely basis;
(3) to prepare presentations in multi-media format necessary to sell the RACINGO Concept to potential buyers including racetracks;
(4) to help PWIN in choosing and recruiting the appropriate personnel necessary to successfully launch RACINGO; and
(5) to act as the strategic adviser to PWIN's Creative Review Board for any marketing, advertising concepts brought forward to promote the game in venues controlled by PWIN under the RACINGO Licenses.
In consideration for the services provided by Newco, the Company will pay Newco a fee each month based on the following:
          (1)  $350.00 per hour;
(2)  $2,400.00 per day;
(3)  $21,000.00 per month;

PacCanUs Inc. is a holding company whose operating companies are in the business of developing and executing communications needs to clients in both Canada and the US.

Vickers and Benson Advertising

Vickers & Benson is one of the few full-service, integrated communications companies left that is still 100% Canadian-owned. With annual billings of over $213 million, we consistently rank as one of the top-ten agencies in Canada. Our motto is to make our clients rich and our mothers proud. Which is something we do regularly, including our breakthrough work for mbanx (the times are a changin' - a la Bob Dylan) and Bank of Montreal (can a bank change?)

MaxxMedia Media Buying Services

MaxxMedia provides complete Media Management Services to all V&B clients. In addition, we serve many of our own clients, based largely on our reputation for exceptional media analysis. Our work is supported by access to all the major media research and audience measurement databases for the Canadian and U.S. Markets. In addition, we have also invested heavily in some of the most sophisticated media analysis, planning and buying software programs available.

Warwick & Associates - Public Relations

Warwick & Associates was established in 1979 to provide public relations, event management and promotion services to private and public sector clients. We have served as advisors to governments on highly sensitive issues, planned and implemented successful public interest campaigns and provided our clients with crisis communications and media training. We have also developed and executed media relations and publicity programs and profile-building programs for senior executives and industry leaders at both the national and grassroots levels.

Vickers and Benson Account Planning

At Vickers and Benson, we believe it is essential to have the customer - or their representative, a creative planner - involved in every stage of the creative process. Accordingly we have built one of the largest planning groups in the country. Our sole mission is to continuously improve the effectiveness of our clients' marketing communication, through the rigorous analysis of all available data from tracking study awareness and imagery to transactions and profitability.

The Company's business is subject to the following risk factors:

RELIANCE ON KEY PERSONNEL. The Company places particular reliance on certain key advisors, directors, and the president, whose involvement would be considered material to the Company.

COMPETITION.  Though  the  lottery-sized  payouts  are  new   and
exciting to the horseracing industry, the game Racingo itself will compete with other forms of betting currently offered at the racetracks.

FUTURE FINANCING. The future success of the Company may depend on financing and the relationship not being secured with a tote company.

REGULATION. Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. The Company has obtained no formal determination from the
Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

The Company does not at present have any governmental permits, licenses or the like. It is probable that the Company will acquire gaming licenses in the future.

LIMITED OPERATING HISTORY. The Company has not generated any revenues since its inception and has a limited operating history. There can be no assurances that the Company will operate at a profit. There can be no assurances that the growth strategies identified by management will be successful, or, if they are successful, that they will have a positive effect on the earnings of the Company.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The  success of  the  Company's  operations may be dependent  upon  management
together   with  numerous  other  factors  beyond  the  Company's
control.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company's offices are located at 7050 Weston Rd., Vaughn, Ontario, Canada L4L 8G7. The Company will occupy this office space (1857 sq. ft.) beginning February 1, 2000 for a three year period. Under the terms of the agreement, the Company will pay $7.42/square foot for the first year; $7.75/square foot for the second year; and $8.09/square foot for the  third  year. Since the Company does not invest  or  plan  to invest  in  any
investments or interests in  real  estate,  real estate  mortgages, or  securities  of  or  interests  in  person primarily engaged
in real estate activities, it does not have any policies   instituted
with  respect   to   the   aforementioned investments or interests, etc.

Since the company is incorporated in Nevada, it is required to maintain a resident office in that state in which corporate documents are available. The resident office is located at is One East First Street, Reno, Nevada 89501. No activities take place in the resident office. All other activities have been consolidated to the facility described above.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the fourth quarter of the Company's fiscal year ending February 29, 2000.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

The Company's common stock is quoted on the over-the-counter market in the United States under the symbol PWIN. The stock was listed previously under the symbol ATTI. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            Qtr. Ended        Low/Bid    High/Ask
            As of July 31,    2.50       2.62
            1999
            Aug. 30, 1999     2.25       2.93
            Nov. 30, 1999     2.00       2.75
            February 29,      2.37       2.62
            2000
            May 31, 2000      1.62       2.50

Source: America Online.

The Company's common stock is considered a "penny stock" under the Commission rules.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and
(ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

          Approximate Number of Equity Security Holders

At February 29, 2000, there were approximately 10 active holders of record of the Company's common stock. The Company believes that many additional holders of the Company's common stock are unidentified because there are approximately 4,834,500 shares held by brokers in nominee accounts or "street name".

                            Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

            Recent Sales of Unregistered Securities.

With respect to the issuances and transfers made, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted.

On April 16, 1998, the Company issued 57,142 shares of its common stock for consideration of $53,432.

On October 20, 1999, the Company issued 50,000 shares of its common stock for consideration of $75,000.

On November 11, 1999, the Company issued 50,000 shares of its common stock for consideration of $75,000.


On  January  20,  2000, Penguin exercised 20,000  shares  of  the
80,000 options granted to Penguin. (see Item 11; Note 1, below)

On February 3, 2000, penguin exercised 18,750 shares of the 80,000 options granted to Penguin (see Item 11, Note 1, below)

On February 20, 2000 Penguin exercised 11,250 shares of the 80,000 options granted to Penguin (see Item 11; Note 1, below)

In general, under Rule 144 adopted pursuant to the Securities Act of 1933, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This registration statement contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB. The description of the current plan of operation is incorporated by reference to Section 2 of that amended Form 10-SB filed with the SEC on May 31, 2000.

  Management's Discussion and Analysis of Financial Conditions

Results of Operations - Comparison February 29, 2000 and February
                        28, 1999

For the years ended February 29, 2000 and February 28, 1999, General land Administrative expenses ("G&A") consisted primarily of professional fees, write-off of trademark expenditures and amounts due from a related company, and other general corporate expenses. G&A for the year ended 2000 was approximately $547,000, which was a $360,000 increase over 1999, which was approximately $187,000. The primary reasons for the increase was i) an approximate $130,000 write-off of legal fees related to trademark activities previously capitalized, because the costs were deemed not to have benefits in future years; ii) a $180,000 increase in professional fees for costs incurred to become a reporting company and consultants hired to assist in the implementation and development of the Company's operations; and iii) a $44,000 write-off of the loan to a related company due to its insolvency.

Liquidity and Capital Resources

Historically the Company has not incurred any revenues. The current years operating cash flow deficit of approximately $296,000 was funded by a $84,000 convertible promissory note and $250,000 received from the issuance of the Company's common stock.

The Company has certain cash requirements to initiate its business plan. Management has estimated these requirements to be, as follows: i) begin the operations of the Racingo Land Based estimated to be approximately $3,000,000 U.S.; ii) begin the operations of the Fantasy Racingo based operations estimated to be approximately $550,000 U.S.; and iii) general and administrative costs estimated to be approximately $700,000 U.S. The company must also arrange for insurance for guaranteed jackpots. Management has been in discussion with an insurance carrier and has an estimated cost of $50,000 per $1 million guaranteed.

The Company estimates that the above requirements will be expended during the fiscal year 2001.
As of the date of this Form 10-KSB, the Company has entered into a non-exclusive "best efforts basis" private placement of its equity securities with an investment banking firm, Private Capital Group, Inc., Clearwater, Florida, to raise the required
funds   under  the  commitments.  Private  Capital  Group,   Inc.
specializes   in   facilitating  growth  capital   for   emerging
companies.

                            Employees

The Company's only employees at the present time are its president and the 5 members of the Advisory Board, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                        Subsequent Events

On May 24, 2000, the Company entered a Racingo Tote Services And Software License Agreement with Autotote Systems, Inc. This agreement is to replace the Non-Binding Memorandum of Understanding dated February 7, 2000. Under the terms of the Agreement, Autotote has granted the Company an exclusive five (5) year license (the "Racingo Software License"), renewable for an additional five (5) years upon mutual agreement, to use the Racingo Software with respect to the use, conduct, delivery, sale, distribution or exploitation of Racingo under the On- and Off-Track Racingo License and the On-Line Racingo License. The Company will grant Autotote an exclusive license (the "Racingo License"), for the term of this Agreement, to use the intellectual property rights and know-how identified under the terms "Racingo", "Racingo Copyrights", "Racingo Patent" and "Racingo Trademarks". In consideration for these terms,

5.1 Where Autotote is the Tote Supplier. The Company shall pay to Autotote a fee equal to the greater of:

(a) 23% of the Company's Take-Out from all racing tracks for which Autotote is the Tote Supplier; or

(b) 1.25% of the Racingo Wager from all racing tracks for which Autotote is the Tote Supplier.

5.2 Where Autotote is not the Tote Supplier. The Company shall pay to Autotote a fee equal to 5% of the Company's Take-Out from all racing tracks for which Autotote is not the Tote Supplier.

5.3 Transaction / Interface Fees. The Company acknowledges that Autotote shall be entitled to charge each racing track its standard transaction or interface fee of 0.125% of the Racingo Wager for that track, whether or not Autotote is the Tote Supplier for that track.

On March 30, 2000, the Company issued 175,000 shares of its common stock for a consideration of $306,250 pursuant to Rule 504 of Regulation D to one investor.

On March 31, 2000, the Company issued 2,857 shares of its common stock for services rendered. The shares were valued at $5,000 which was the current market value of the Company's common stock on the date of issuance.

ITEM 7.   FINANCIAL STATEMENTS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10-KSB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.
      1.      i.     The   Company's  principal  accountant   was
               dismissed on December 31, 1999

            ii.  The principal accountant's report on the financial
               statements for the past two years was modified as to uncertainty that the Company will continue as a going concern.

            iii. The decision to change accountants was approved by the board of directors.

            iv.  A.        There were no disagreements with the former
               accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.
       2. A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Merdinger, Fruchter, Rosen & Corso, P.C. and was engaged as of December 31, 1999. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding:

            ii.  the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue, or

iii. any matter that was the subject of a disagreement or event identified in response to paragraph 1(iv) of this Item.
       3. The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. The Company has requested the former accountant to furnish a letter addressed to the Commission stating that it agrees with the statements made by the Company. The Company has filed the letter as an exhibit to the registration statement containing this disclosure.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

Information as to the directors and executive officers of the Company is as follows:



Name                     Age               Position
Stewart Garner           34                President/Secretary/T
                                           reasurer/Director
Douglas McFadden         67                Director

The  biographies of Messrs. Garner and McFadden are  included  in the Company's Amended Form 10-SB, and is incorporated by reference to section 5 of that document. The biographies of the members of the Advisory Board are also included in the Company's Amended Form 10-SB and is also incorporated by reference to section 5 of that document.

ITEM 10.  EXECUTIVE COMPENSATION

The President of Playandwin, Inc. is entitled to a salary of US$4,000 per month, Effective September 1, 1999, which has been deferred until such a time that the Company will generate revenue. The Company does not at present have a compensation plan for officers and directors.

                   Summary Compensation Table

                Annual compensation       Long term compensation



                                             Awards            Payout
                                                               s

Name and        Year  Salary   Bonus( Other  Restric  Securit  LTIP    All
Position              ($)      1) ($) Annua  ted      ies      Payout  oth
                                      l      Stock    underly  s ($)   er
                                      Comp.  Awards   ing              Com
                                      ($)    ($)      options          p.
                                                      / SARs           ($)
                                                      (#)
Stewart Garner, 2000  $24,000
President and
Director

              Option /SAR Grant in Last Fiscal Year

                        Individual Grants



Name                Number of     Percent of total  Exercise or base   Expiration
                   securities      options / SARs     price ($/sh)        Date
                   underlying        granted to
                 options / SARs     employees in
                   Granted (#)    last fiscal year
Stephen         250,000                             $2.00/sh     11/200
Peskoff,                                                         4
Advisory Board
Andrew          75,000                              $2.00/sh          10/2004
DeFrancesco,
Advisory Board
Douglas         75,000                              $2.00/sh          11/2004
McFadden,
Director
Adam Hawkins,   75,000                              $2.00/sh          11/2004
Lottery Advisor

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of June 1, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Beneficial Owners:



Title of   Name/Address         Shares            Percentage
Class      of Owner             Beneficially      Ownership
                                Owned
Common     Randy J. McDowell    525,000           7.09%
           100 N. Wallace #232
           Las Vegas, NV 89129
Common     William L. Thompson  1,375,000         18.57%
           RR #7 Woodstock
           Ontario, Canada
           N4S 7W2
Common     Douglas McFadden     75,000            1.01%
           26 Benson Ave.
           Suite 202
           Richmond, Ontario
           L4C 4E6
Common     Total Ownership of   75,000            1.01%
           Officers and
           Directors (1
           individual - Stock
           Option see Note 1)

Members of Advisory Board Stock Options (if exercised)



Title of   Name/Address of Owner     Shares            Percentage
Class                                Beneficially      Ownership
                                     Owned
Common     Stephen Peskoff           250,000           3.16%
           c/o Underhill Investment
           Corp.
           1001 Nineteenth Street
           N.
           10th Floor
           Arlington, VA 22209
Common     Andrew DeFrancesco        75,000            0.95%
           225 Richmond Street West
           Suite 403
           Toronto, Ontario M5V-1W2
Common     Douglas McFadden          75,000            0.95%
           26 Benson Ave.
           Suite 202
           Richmond, Ontario L4C
           4E6
Common     Adam Hawkins              75,000            0.95%
           140 Eastbourne Ave.
           Toronto, Ontario M5P-2G6
Common     Total Ownership by        475,000           6.01%
           Members of Advisory
           Board Stock Options
           (4 Members)

Effect to Beneficial Owners (if Options are exercised)



Title of   Name/Address of Owner     Shares            Percentage
Class                                Beneficially      Ownership
                                     Owned
Common     Randy J. McDowell         525,000           6.64%
           100 N. Wallace #232
           Las Vegas, NV 89129
Common     William L. Thompson       1,375,000         17.39%
           RR #7 Woodstock
           Ontario, Canada N4S 7W2
Common     Total Ownership over 5%   1,900,000         24.03%
           and Officers and
           Directors

Effect to Beneficial Owners (If Exchangeable Shares and Warrants are Exercised)



Title of   Name/Address         Shares            Percentage
Class      of Owner             Beneficially      Ownership
                                Owned
Common     Stewart Garner       552,500(Note 2)    4.90%
           142 Collingwood St.
           Barrie, Ontario
           L4M 5M3
Common     Consular Investment  1,320,006(Note 2)  11.70%
           Corp.
           53 Standish Ave.
           Torontao, Ontario
           M4W 3B2
Common     Randy J. McDowell    525,000            4.65%
           100 N. Wallace #232
           Las Vegas, NV 89129
Common     William L. Thompson  1,375,000          12.18%
           R.R. #7 Woodstock,
           Ontario, Canada
           N4S 7W2
Common     Total ownership      3,772,506          33.43%
           over 5%


Note 1: The Company currently has a Stock Option Agreement ("Agreement") with Penguin Petrolium Products Limited ("Penguin"), dated December 15, 1999. Under the terms of the Agreement, Penguin has the option to purchase 80,000 shares of the Company's common stock at $2.00 per shares, of which 50,000 shares are exercisable until 5:00 PM (EST) Monday, January 17, 2000, which have been exercised in January, 2000. The remaining 30,000 shares are exercisable on the 2nd anniversary of the date of the Agreement.

Four members of the Advisory Board are entitled to stock options for a total amount of 475,000 shares at a purchase price of $2.00 per share. Three of the four may be exercised prior to November
28, 2004, with the fourth expiring in October 5, 2004.

Note 2: A Canada Exchangeable Share enables the holder to receive one share of the Company's common stock for no consideration. The Exchangeable Shares are convertible into shares of the Company's common stock in three installments of 1,162,087 shares on each of October 1, 2000, October 1, 2001 and October 1, 2002. However the Company can call the Exchangeable Shares on the earlier of October 1, 2004 or the occurrence of a take over bid for all of the issued and outstanding stock of the Company. In aggregate the Company has committed to issue 3,486,262 shares of its common stock if the issued Exchangeable shares are converted and 397,428 shares of its common stock if the warrants are exercised.

Currently the exchangeable shares and warrants are non-voting.
Upon exercise, the shareholders will receive voting Class A
Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

P.E.S.T.  Creative  Gaming Corporation is owned  by  Lynx  Gaming
Corp.   and   the  Company's  wholly-owned  Ontario   subsidiary,
Playandwin Canada Inc. Lynx Gaming Corp. is a wholly-owned subsidiary of Playandwin Canada Inc.

Andrew DeFrancesco, a member of the Advisory Board, is the current President and Chairman of the Board for Internet Sports
Network, Inc.

Douglas  McFadden is also the Director of Marketing for  Internet
Sports Network, Inc.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          Reports  of  Independent Auditor, Merdinger,  Fruchter,
            Rosen & Corso, P.C. dated June 7, 2000.

          Consolidated Balance Sheet as of February 29, 2000  and
            February 28, 1999

          Consolidated Statement of Operations for the years then
            ended  and  for  the  period  from  April  22,   1996
            (inception) to February 29, 2000

          Consolidated Statement of Stockholders' Equity for the years then ended and for the period from April 22, 1996 (inception) to February 29, 2000

          Consolidated Statement of Cash Flows for the years then
            ended  and  for  the  period  from  April  22,   1996
            (inception) to February 29, 2000

          Notes to Consolidated Financial Statements

                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors' and Shareholders' of Playandwin, Inc.

We have audited the accompanying consolidated balance sheets of Playandwin, Inc. (formerly Agriceuticals Technologies, Inc.) and Subsidiaries (A Development Stage Company), as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from April 22, 1996 (inception) to February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playandwin, Inc. and Subsidiaries, as of February 29, 2000 and February 28, 1999 and the consolidated results of their operations and their cash flows for the years then ended and for the period from April 22, 1996 (inception) to February 29, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              MERDINGER, FRUCHTER, ROSEN & CORSO,
                         P.C.
                              Certified Public Accountants


Los Angeles, California
June 7, 2000



                PLAYANDWIN, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEETS

                                                 February 29,   February 28,
                                                         2000          1999
   ASSETS
  CURRENT ASSETS
   Cash and cash equivalents                        $     9,555     $         -
   Prepaid expenses and other current assets            431,778               -
   Due from related company                                   -          43,840
      Total Current Assets                              441,333          43,840

  INVESTMENT                                              1,036               -

  FURNITURE AND EQUIPMENT, net                           12,365           8,113

  INTELLECTUAL PROPERTY                                  39,766         123,132
       TOTAL ASSETS                                 $   494,500     $   175,085

   LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
  CURRENT LIABILITIES
   Book overdraft                                   $        -      $     8,743
   Accounts payable and accrued expenses                216,035         150,009
   Loans payable - stockholders                          31,391          31,391
   Convertible note payable                              84,238               -
      Total Current Liabilities                         331,664         190,143

  COMMITMENTS AND CONTINCENCIES (Note 8)                      -               -

  STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, par value $0.001;
    Class A - 50,000,000 shares authorized;
    7,225,000 and 3,486,260 shares
    issued and outstanding                                7,225           3,487
    Class B -  3,486,260 shares authorized,
    issued and outstanding                                3,487               -
   Additional paid-in capital                         1,302,375         575,406
   Accumulated foreign currency translation             (4,782)           4,606
  adjustment
   Deficit accumulated during the development        (1,145,469       (598,557)
  stage                                                       )
      Total Stockholders' Equity (Deficiency)           162,836       (15,058)
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIENCY)                         $   494,500    $   175,085





The accompanying notes are an integral part of these consolidated financial statements.

                              - 2 -




                PLAYANDWIN, INC. AND SUBSIDARIES
                  (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  April 22, 1996
                                     Year ended     Year ended    (Inception) to
                                     February 29,  February 28,     February 29,
                                         2000            1999            2000

REVENUES                            $         -    $           -  $           -

GENERAL AND ADMINISTRATIVE EXPENSES     546,912         186,517        1,145,469

LOSS  FROM OPERATIONS BEFORE INCOME   (546,912)       (186,517)      (1,145,469)
TAXES

PROVISION FOR INCOME TAXES                    -               -                -

NET LOSS                              (546,912)        (186,517      (1,145,469)

OTHER  COMPREHENSIVE LOSS,  net  of
tax
    Foreign   currency  translation     (9,388)         (4,950)          (4,782)
adjustment
COMPREHENSIVE LOSS                  $ (556,300)     $ (191,467)    $ (1,150,251)

LOSS  PER COMMON SHARE - basic  and $   (0.08)      $    (0.05)    $      (0.23)
diluted

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARE  OUTSTANDING -  basic  and   7,118,979       3,486,260        5,032,774
diluted


















The accompanying notes are an integral part of these consolidated financial statements.

                              - 3 -
                        PLAYANDWIN, INC. AND SUBSIDAIRIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                                     Accumulated     Deficit
                            Common Stock                                Foreign     Accumulated        Total
                                                       Additional     Currency         During        Stockholders'
                                                                                         the
                       Class A           Class B         Paid-in       Translation   Development        Equity
                 Shares    Amount  Shares    Amount       Capital      Adjustment       Stage        (Deficiency)
Balance at            -      $  -         -   $    -    $         -    $        -      $         -    $         -
April 22, 1996
  Shares issued                           -
for cash
 04/22/96 at    440,000       440         -        -          1,654               -               -          2,094
$0.005 per
share
 04/22/96 at     25,000        25         -        -            159               -               -            184
$0.007 per
share
 06/24/96 at  1,540,006     1,540         -        -         24,834               -               -         26,374
$0.017 per
share
 08/06/96 at     45,000        45         -        -          6,501               -               -          6,546
$0.145 per
share
 12/31/96 at    168,750       169         -        -         49,388               -               -         49,557
$0.294 per
share
 12/31/96 at    720,000       720         -        -         23,192               -               -         23,912
$0.033 per
share
 01/17/97 at     25,000        25         -        -          7,441               -               -          7,466
$0.299 per
share
 Foreign              -         -         -        -              -           2,216               -          2,216
currency
translation
adjustment
 Net loss             -         -         -        -              -               -       (103,485)      (103,485)
Balance at    2,963,756     2,964         -        -        113,169           2,216       (103,485)         14,864
February 28,
1997

 Shares issued
for cash
 03/26/97 at     10,000        10         -        -          4,850               -               -          4,860
$0.486 per
share
 04/01/97at       2,500         3         -        -            691               -               -            694
$0.278 per
share
 04/04/97 at      5,000         5         -        -          3,466               -               -          3,471
$0.694 per
share
 04/06/97 at      3,000         3         -        -          2,079               -               -          2,082
$0.694 per
share
 04/20/97 at      5,000         5         -        -            689               -               -            694
$0.139 per
share
 05/15/97 at    439,862       440         -        -        397,087               -               -        397,527
$0.904 per
share
 Foreign              -         -         -        -              -           7,340               -          7,340
currency
translation
adjustment
 Net loss             -         -         -        -              -               -       (308,555)      (308,555)
Balance at    3,429,118    $3,430         -   $    -    $   522,031    $       9,556    $ (412,040)    $   122,977
February 28,
1998

The accompanying notes are an integral part of these consolidated financial statements.
                                      - 4 -
                        PLAYANDWIN, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                                             Accumulated     Deficit
                                                                              Foreign       Accumulated        Total
                            Common Stock                    Additional       Currency      During the     Stockholders'
                   Class A               Class B            Paid-in        Translation    Development       Equity
               Shares     Amount    Shares      Amount        Capital       Adjustment      Stage        (Deficiency)

Balance at    3,429,118   $3,430           -    $      -    $   522,031    $     9,556    $  (412,040)   $122,977
February 28,
1998
 Shares                                    -           -
issued for
Cash
 04/16/98 at     57,142        57          -           -        53,375             -               -        53,432
$0.935 per
share
 Foreign              -         -          -           -             -       (4,950)               -       (4,950)
currency
translation
adjustment
 Net loss             -         -          -           -             -             -       (186,517)     (186,517)
Balance at    3,486,260     3,487          -           -       575,406         4,606       (598,557)      (15,058)
February 28,
1999

 Issuance of (3,486,260)   (3,487)  3,486,260       3,487            -             -               -             -
Class B
Common Stock
 Issuance of  7,075,000     7,075          -           -      ( 7,485)             -               -         (410)
shares of
acquisition
of
Playandwin
 Shares
issued for
cash
 10/20/99 at     50,000        50          -           -        74,950             -               -        75,000
$1.50 per
share
 01/17/99 at     50,000        50          -           -        74,950             -               -        75,000
$1.50 per
share
 01/20/00 at     20,000        20          -           -        39,980             -               -        40,000
$2.00 per
share
 02/03/00 at     18,750        19          -           -        37,481             -               -        37,500
$2.00 per
share
 02/20/00 at     11,250        11          -           -        22,489             -               -        22,500
$2.00 per
share
 Issuance of          -         -          -           -       484,604             -               -       484,604
options for
services
 Foreign              -         -          -           -             -       (9,388)               -       (9,388)
currency
translation
adjustment
 Net loss             -         -          -           -             -             -       (546,912)     (546,912)
Balance at    7,225,000    7,225  $3,486,260    $   3,487    $ 1,302,375    $   (4,782)  $(1,145,469)  $   162,836
February 29,
2000



The accompanying notes are an integral part of these consolidated financial statements.

                                      - 5 -
                PLAYANDWIN, INC. AND SUBSIDIAIRES
                  (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 April 22, 1996
                                  Year Ended       Year Ended    (Inception) to
                                   February 29,   February 28,      February 29,
                                        2000           1999             2000
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                        $   (546,912)    $   (186,517)   $(1,145,469)
  Adjustments to reconcile net
loss to net cash used
   in operating activities
   Depreciation and amortization        82,837           2,767           89,231
   Write-off of due from related        43,840               -           43,840
company
   Write-off of intellectual            86,620               -           86,620
property
   Changes in assets and
liabilities
    Prepaid expenses and other        (27,869)          11,227         (30,101)
current assets
    Accounts payable and accrued        65,706          86,687          215,715
expenses
NET CASH USED IN OPERATING           (295,778)        (85,836)        (740,164)
ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES
  Advances to related company                -               -         (56,944)
  Repayments from related company            -          13,104           13,104
  Investment                           (1,036)               -          (1,036)
  Purchase of furniture and            (6,484)               -         (18,759)
equipment
  Purchase of intellectual             (3,254)        (16,218)        (126,386)
property
NET CASH USED IN INVESTING            (10,774)         (3,114)        (190,021)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
  Increase (decrease) in book          (8,743)           8,743                -
overdraft
  Proceeds from loans payable -              -          31,391           31,391
stockholders
  Proceeds from convertible note        84,238               -           84,238
payable
  Issuance of common stock for         250,000          53,432          828,893
cash
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                           325,495          93,566          944,522

CHANGE IN FOREIGN CURRENCY
TRANSLATION
  ADJUSTMENT                           (9,388)         (4,950)          (4,782)

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                            9,555           (344)            9,555

CASH AND CASH EQUIVALENTS,
beginning
  of period                                  -             334                -

CASH AND CASH EQUIVALENTS, end of $      9,555     $        -      $      9,555
period

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW
  INFORMATION
  Cash Paid During the Period for
   Interest                       $          -    $          -     $          -
   Income taxes                   $          -    $          -     $          -

The accompanying notes are an integral part of these consolidated financial statements.
                              - 6 -
                PLAYANDWIN, INC. AND SUBSIDIAIRES
                  (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NON-CASH INVESTING AND FINANCING TRANSACTIONS

For the year ended February 29, 2000, the Company granted an option to purchase 80,000 shares of the Company's common stock in return for consulting services rendered. The option was valued at $75,540.

For the year ended February 29, 2000, the Company granted to four members of the advisory board options to purchase an aggregate amount of 475,000 shares of the Company's common stock in return for services rendered. The options were valued at $409,064.























The accompanying notes are an integral part of these consolidated financial statements.

                              - 7 -
                PLAYANDWIN, INC. AND SUBSIDIAIRES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations
          Playandwin, Inc. (the "Company") (formerly Agriceuticals Technologies, Inc.) is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on April 22, 1996. On July 13, 1999, the Company changed its name to Playandwin, Inc. It is management's objective to operate the Company in the development, promotion and sale of para-mutual wager games.

         Subsidiaries
         In September 1999, the Company formed Playandwin Canada, Inc. ("PWINC") an Ontario, Canada corporation. PWINC was formed to acquire and be the parent for the Company's acquisition of Lynx Gaming Corporation
         ("LYNX"),   see  Note  2  -  Acquisitions  for   further
         details.

          Basis of Consolidation
         The consolidated financial statements include the accounts of the  Company  and its wholly owned subsidiaries  PWINC,
          LYNX   and  LYNX's  wholly  owned  subsidiary  P.E.S.T.
          Creative Gaming Corporation ("PEST"). Accordingly,  all
          references   herein   to  the   Company   include   the
          consolidated   results   of  its   subsidiaries.    All
          significant inter-company accounts and transactions have been eliminated in consolidation.

          Basis of Presentation
         As reflected in the accompanying financial statements, the Company has had recurring losses from operations, a negative cash flow from operations and no established source of revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.


In view of    the    matters    described   in   the    preceding
         paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.









                              - 8 -
                PLAYANDWIN, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Basis of Presentation (Continued)

Management   plans   to   take  the  following  steps   that   it
         believes will be sufficient to provide the Company with the ability to continue in existence:

               The Company is continuing to develop its business plan, which they expect to implement and begin operations in the third calendar quarter of 2000. However, Management does not expect the Company to generate net income or positive cash flow for its fiscal year ended February 28, 2001.
               Management expects to fund any negative cash flows or capital expenditures from a private placement in the amount of $6,000,000 or other sales of the Company's securities as may be deemed appropriate by the Company's Board of Directors.

          Use  of  Estimates  in  the  Preparation  of  Financial
     Statements
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          Fair Value of Financial Instruments
         The   Company   measures   its  financial   assets   and
          liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for loans payable - stockholders and convertible note payable also approximate fair value because the interest rates and terms are substantially the same as market.

          Cash and Cash Equivalents
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Concentration of Credit Risk
         From time to time the Company places its cash in what it believes to be credit-worthy financial institutions.
          However, cash balances may exceed FDIC insured levels at various times during the year.

         Investment
         The investment in Racingo Investments Ltd. ("RIL") is recorded at cost. The Company owns a 10% equity investment in RIL and as of February 29, 2000, RIL is inactive.



                             -  9 -
                PLAYANDWIN, INC. AND SUBSIDARIES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Furniture and Equipment
              Furniture  and  equipment  are  stated   at   cost.
         Depreciation and amortization is computed using the declining balance method over the useful lives of the five years.

          Intellectual Property
          Intellectual property is recorded at cost and includes all costs to register trademarks, which includes legal fees and registration costs. These costs will be amortized over twenty years, which represents the life of the registered trademarks. Also, the Company has granted a certain third party a 50% beneficial ownership in the Company registered trademarks.

         Impairment of Long-Lived Assets
          In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

          Translation of Foreign Currency
          The Company translates the foreign currency financial statements of its subsidiaries in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in determining net income.

          Advertising Costs
          Advertising costs are expensed as incurred. Advertising expense includes costs related to promoting RACINGO amounted to approximately $15,000 for the year ended February 29, 2000 and $26,000 for the year ended February 28, 1999.












                             - 10 -
                PLAYANDWIN, INC. AND SUBSIDARIES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Income Taxes
          The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net Loss Per Common Share
          The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding  if  the potential common shares  had  been
          issued and if the additional common shares were dilutive. At February 29, 2000 and February 28, 1999, the weighted average shares outstanding would have been increased by 872,428 and 397,428 shares of the Company's common stock if the issued and exercisable stock options and warrants would have been dilutive.

          Comprehensive Income
          In June 1998, the FASB issued SFAS No. 131, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

         Impact of Year 2000 Issue
          During the year ended February 29, 2000, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company completed Year 2000 systems modifications and conversions in 1999. Costs associated with becoming Year 2000 compliant were not material. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.





                             - 11 -
                PLAYANDWIN, INC. AND SUBSIDARIES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



NOTE 2 -  ACQUISITIONS

          PEST
          On April 30, 1997 LYNX completed a merger with PEST by issuing 4,520,012 shares of LYNX's common stock for all of the outstanding common stock of PEST. Each share of PEST's common stock was exchanged for 2 shares of LYNX's common stock.

          The merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements of the Company have been restated to include the results of operations, financial position and cash flows of PEST. Information concerning common stock, stock options and warrants and per share data have been restated on an equivalent share basis. The Consolidated financial statements as of February
          28, 1997 and for the year then ended include the Company's previous February 28 fiscal year amounts and PEST's February 28 fiscal year amounts.

          LYNX
          On October 1, 1999, PWINC entered into a share exchange agreement to acquire 100% of the outstanding common stock of LYNX. In accordance with the agreement, the stockholders of LYNX received (i) 3,486,260 warrants, which enable the holders to receive 3,486,260 shares of the Company's common stock, for 6,972,520 shares of LYNX's common stock; (ii) exchanged 397,428 warrants to purchase 397,428 shares of the Company's common stock at $1.16 per share, exercisable until March 31, 2001, for 794,856 warrants to purchase 794,856 shares of the LYNX's common stock at $0.58 per share.

          The 3,486,261 warrants which are convertible, at no cost to the holder, into shares of the Company's common stock in three instalments of 1,162,087 shares on each of October 1, 2000, October 1, 2001 and October 1, 2002. However, these warrants can be called by the Company on the earlier of October 1, 2004 or the occurrence of a take-over bid for all of the issued and outstanding stock of the Company.

          As a result of this transaction, the operations of the LYNX will constitute 100% of the operations of the Company. Accordingly, the transaction has been treated for accounting purposes as a reverse takeover of the Company and therefore, the historical continuing financial statements represent a continuation of the legal subsidiary, PWINC, not Playandwin, the legal parent. In accounting for this transaction:






                             - 12 -
                PLAYANDWIN, INC. AND SUBSIDARIES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



NOTE 2 -  ACQUISITIONS (Continued)

          LYNX (Continued)
          (i) LYNX is deemed to be the purchaser and parent company for accounting purposes. Accordingly, its net assets will be included in the consolidated balance sheet at their historical book values;
          (ii) Control of the net assets and business of Playandwin was acquired effective October 1, 1999, the effective date. This transaction has been accounted for as a purchase of the assets and liabilities of Playandwin by LYNX. Since Playandwin had no assets, liabilities or operations prior to the merger, no excess cost over fair value of net assets acquired will be recorded.
NOTE 3 -  DUE FROM RELATED COMPANY

          Advances to a related company are non-interest bearing, unsecured and due on demand. The related company is controlled by one of the stockholders of the Company.

NOTE 4 -  INVESTMENT

          Master License Agreement
          On October 7, 1999, PEST entered into a twenty-year master agreement with Racingo Investments Ltd. ("RIL") (a Delaware corporation) to license its Canadian and world rights of Racingo copyright assets. Racingo is a concept developed by PEST for a pari-mutual bingo-type wager game and lottery. PEST has developed the concept and obtained patents and trademarks in Canada and Europe. PEST received a one-time fee of $1,000 for the license. Also in conjunction with the agreement, PEST purchased 100 common shares, 125 class A shares, 175 class B shares and 250 class C shares of RIL for $1,036. The shares received by PEST constitute a 10% equity investment in the voting shares of RIL. PEST will receive the following distributions i) 12.5% of the net income derived from the licensee's North American Land based agreement; ii) 17.5% of the net income derived from the licensee's North American Land based operations other than the Internet License agreement and North American Land Based agreements, see "License Agreements" below; iii)25% of all other net income derived from the licensee.

          License Agreements
          Also, on October 7, 1999, the Company simultaneously entered into two individual ten-year license agreements with RIL (North American Land Based and Internet License Agreements) to use the Racingo products and trademarks to facilitate both wagering on the Internet, World-wide, and North American on-and off-track. Also, the two agreements provide the Company first right of refusal on any licensing of Racingo in any venue other than the Internet and North America on-and off-track betting. This right of first refusal will last until March 1, 2002. If the Company wants to exercise its rights, it must respond to and match any bona fide offer made to licensor by a third party within 60 days of licensor's receipt of such an offer.


                             - 13 -
                PLAYANDWIN, INC. AND SUBSIDARIES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



NOTE 5 -  FURNITURE AND EQUIPMENT

                                    February 29,    February
                                                       28,
                                        2000          1999

          Computer                     $   2,622    $    2,622
          Furniture                       16,137        9,101
                                          18,759       11,723
          Less         accumulated         6,394        3,610
          depreciation
                                       $  12,365     $  8,113

NOTE 6 -  LOANS PAYABLE - STOCKHOLDERS

          As of February 29, 2000 and February 28, 1999, the Company had three loans payable to stockholders consisting of an aggregate amount of $31,391 for both years. The loans payable are non-interest bearing, unsecured and due on demand.

NOTE 7 -  CONVERTIBLE NOTE PAYABLE

          The Company borrowed $84,238, which accrued interest at the rate of 8.0% per annum. The principal and accrued interest is due on or before March 1, 2001. Also, the note is convertible at a rate of $1.50 per share (the market value of the Company's common stock at the date of the note) of the Company's common stock, at the holder's request, at any time prior to maturity.

NOTE 8 -  COMMITMENTS AND CONTIGENCIES

          Development Agreement
          In 2000, the Company entered into an agreement to have a company ("Developer") create the related software, applications and systems for the Fantasy Racingo. Two
          members  of  the  Company's  advisory  board  own   the
          Developer.  The  Company  is  obligated  to  payout  in
          installments   an  aggregate  of  $380,500   upon   the
          completion of certain milestones. As of February 29, 2000, the Company has paid $25,000 upon the execution of the agreement. Upon completion of the related system, the Developer will retain the rights to the system, and the Company is obligated to pay an annual royalty to the Developer of 20% of net revenues, gross revenue less payments to third parties, generated from
          advertising,   sponsorship  or   other   net   revenues
          generated by the Company from Fantasy Racningo  or  the
          Company's  website.  Said  payments  are  to  be   paid
          quarterly within thirty days of each quarter end. Also, the Developer is obligated to pay an annual royalty to the Company of 20% of net revenues, gross revenues less
          payments   to   third  parties,  generated   from   the
          Developer's  advertising  and  sponsorship  of  Fantasy
          Racingo.





                             - 14 -

                PLAYANDWIN, INC. AND SUBSIDARIES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



NOTE 8 -  COMMITMENTS AND CONTIGENCIES (Continued)

          Marketing Agreement
          On December 1, 1999, the Company entered into an agreement with PacCanUs, Inc. ("PCU"). PCU is to provide management services relating to the agreement negotiated with Autotote, Inc., prepare presentations necessary to sell Racingo, recruit personnel, act as a strategic advisor to the Company's Creative Review Board for any marketing. These services are to be provided for a one-year period beginning on December 1, 1999. For the above-mentioned services, the Company is to pay a rate of any of the following: i)$350 per hour worked; $2,400 per day worked or $21,000 per month. The Company has elected to pay the $21,000 per month. As of February 29, 2000, the Company has accrued and expensed three months of services, or $63,000.

         Operating leases
               The Company's future minimum annual aggregate rental payments, for office space, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

         Year Ending February 28,
         2000                                       $ 12,900
         2001                                         14,700
         2002                                         15,400
                                                    $ 43,000

               Rent expense under operating leases for the years ended February 29, 2000 and February 28, 1999 was approximately $17,900 and $19,300, respectively.

         Litigation

The Company   is   involved   with  certain   legal   proceedings
         and claims, which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of their operations.

NOTE 9 -  COMMON STOCK AND WARRANTS

          Class A Common Stock
          Since inception through February 28, 1999, the Company has, through private placements, sold units, consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock at $1.16 per share, which are exercisable through March 31, 2001. In aggregate the Company has issued 6,972,520 shares of its common stock and 397,428 warrants for a total of $578,893.

          Class B Common Stock
          In connection with the Company's acquisition of LYNX, the Board of Directors authorized 3,486,260 shares of common stock designated as Class B nonvoting exchangeable shares. Each share is exchangeable into one share of the Company's Class A common stock at no cost to the holder. The shares become exercisable in three installments of 1,743,130 over a three-year period on each of October 1, 2000, 2001 and 2002. Each Exchangeable share may be exchanged at the request of the Company at any time prior to October 1, 2004 the exchangeable shares shall be exchanged upon: (i) the occurrence of a take over bid for all of the issued and outstanding shares of the Company; or (ii) October 1, 2004.

          The following table summarizes the stock warrants issued as of February 29, 2000:

                                                      Exercise
                                        Warrants       Price
           Outstanding   April   22,             -          -
           1996
           Issued                          136,175     $ 1.16
           Outstanding,     February       136,175     $ 1.16
           28, 1997
           Issued                          232,682     $ 1.16
           Outstanding,     February       368,857     $ 1.16
           28, 1998
           Issued                           28,571     $ 1.16
           Outstanding,     February       397,428     $ 1.16
           29,   2000  and  February
           28, 1999

          The exercisable warrants have a remaining weighted average contractual life of 1.08 years as of February
          29, 2000.

          Stock Options - Consulting Agreement
          The Company has a Stock Option Agreement with Penguin Petroleum Limited ("Penquin"), dated December 15, 1999. Under the terms of the agreement, Penguin has the option to purchase 80,000 shares of the Company's common stock in return for consulting services for 2 years. 50,000 of those shares were exercisable until January 17, 2000 and were exercised in January 2000, with the remaining 30,000 shares exercisable on or before December 15, 2001, at a price of $2.00 per share. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of these options was estimated at $75,540 (the contract value will be expensed pro-rata over the life of the contract) using the Black-Scholes option-pricing model with the following valuations and weighted-average assumptions:



                             - 15 -
                PLAYANDWIN, INC. AND SUBSIDARIES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



NOTE 9 -  COMMON STOCK AND WARRANTS  (Continued)

          Stock Options - Consulting Agreement (Continued)
          i) 50,000 shares were valued at $32,655, with dividend yields of 0%, expected volatility of 136%, risk-free interest rate of 5.5% and an expected life of 1 month;
          ii) 30,000 shares were valued at $42,885, with dividend yields of 0%; expected volatility of 136%, risk-free interest rates of 6.1% and an expected life of 1 year.

          Stock Options - Board Advisors
          Four members of the advisory board were granted stock options for an aggregate amount of 475,000 shares at a purchase price of $2.00 per share. The options are exercisable upon grant and will expire five years after grant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of these options was estimated at $409,064 (the contract value will be expensed pro-rata over the life of the contract) using the Black-Scholes option-pricing model with the following valuations and weighted-average assumptions:

          i) 75,000 shares were granted on October 20, 1999 and valued at $84,703, with dividend yields of 0%, expected volatility of 136%, risk-free interest rates of 6.03% and an expected life of 1 year;
          ii) 325,000 shares were granted on November 8, 1999 and valued at $217,018, with dividend yields of 0%, expected volatility of 136%, risk-free interest rates of 6.03% and an expected life of 1 year;
          iii) 75,000 shares were granted on December 4, 1999 and valued at $107,343, with dividend yields of 0%, expected volatility of 136%, risk-free interest rates of 6.03% and an expected life of 1 year.

          The following table summarizes the stock options issued as of February 29, 2000:

                                                    Exercise
                                       Options        Price
          Outstanding  April   22,            -              -
          1996
          Issued                              -        $     -
          Outstanding,    February            -        $     -
          28, 1997
          Issued                              -        $     -
          Outstanding,    February            -        $     -
          28, 1998
          Issued                              -        $     -
          Outstanding,    February            -        $     -
          28, 1999
          Issued                        555,000       $   2.00
          Exercised                    (80,000)       $   2.00
          Outstanding, February         475,000       $   2.00
          29, 2000

          The per unit weighted-average fair value of stock options granted was $0.88 on the date of grant. As of February 29, 2000, the outstanding stock options have a weighted average remaining contractual life of 4.65 years.

                              -16 -
                PLAYANDWIN, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -      INCOME TAXES

         The components of the provision for income taxes is as follows:

                                             Februar      Februar
                                              y 29,       y28,
                                                 2000         1999
          Current Tax Expense
           U.S. Federal                        $     -        $    -
          State and Local                            -             -
           Total Current                             -             -
          Deferred Tax Expense
           U.S. Federal                              -             -
          State and Local                            -             -
           Total Deferred                            -
           Total Tax Provision from Continuing $     -        $    -
   Operations


                                             Februar      Februar
                                              y 29,       y28,
                                                 2000         1999
          Federal Income Taxes Rate              34.0%          34.3
                                                                 0%
          Effect of Valuation Allowance          (34.0          (34.
                                                    )%          0)%
          Effective Income Tax Rate                  -             -


       Deferred  tax  assets  and  liabilities  reflect  the  net effect  of  temporary  differences  between  the  carrying amount  of  assets and liabilities for financial reporting
       purposes   and  amounts  used  for  income  tax  purposes.
       Significant  components  of  the  Company's  deferred  tax assets and liabilities are as follows:

                                    February        February
                                      29,             28,
                                         2000         19
                                                      99
           Deferred tax assets
            Loss carryforwards      $  389,000      $   204,000
                Less:     valuation    (389,000        (204,000)
   allowance                                 )
           Net deferred tax assets  $        -      $         -

       At   February  29,  2000,  the  Company  has  provided   a
       valuation allowance for the deferred tax asset since management has not been able to determine whether the asset is realizable. The net change in the valuation allowance for the years ended February 29, 2000 and February 28, 1999 increased by $185,000 and $64,000, respectively. Net operating loss carryforwards expire starting in 2004.



                             - 17 -
                PLAYANDWIN, INC. AND SUBSIDARIES
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



NOTE 11-  SUBSEQUENT EVENTS

          Software License Agreement
          On May 24, 2000, the Company entered into a licensing agreement (Racingo Tote Services And Software License Agreement) with Autotote Systems, Inc. This agreement replaces the Non-Binding Memorandum of Understanding dated February 7, 2000. Under the terms of the Agreement, Autotote has granted the Company an exclusive five year license (the "Racingo Software License"), renewable for an additional five years upon mutual agreement, to use the Racingo Software with respect to the use, conduct, delivery, sale, distribution or exploitation of Racingo under the On- and Off-Track Racingo License and the On-Line Racingo License, owned by the Company, see Note - 4 Investments. The Company will grant Autotote an exclusive license (the "Racingo License"), for the term of this Agreement, to use the intellectual property rights and know-how identified under the terms "Racingo", "Racingo Copyrights", "Racingo Patent" and "Racingo Trademarks".

          In consideration for these terms, where Autotote is the Tote Supplier the Company shall pay to Autotote a fee equal to the greater of:

            (a) 23% of the Company's take-out from all racing tracks for which Autotote is the Tote Supplier;
            (b) 1.25% of the Racingo Wager from all racing tracks for Autotote is the Tote Supplier.

          For racing tracks where Autotote is not the Tote
          Supplier, the Company shall pay to Autotote a fee equal to 5% of the Company's take-out.

          Also, the Company acknowledges that Autotote shall be entitled to charge each racing track its standard transaction or interface fee of 0.125% of the Racingo Wager for that track, whether or not Autotote is the Tote Supplier for that track.

          Sale of Company's Common Stock
          On March 30, 2000, the Company issued 175,000 shares of its common stock for $306,250 pursuant to Rule 504 of Regulation D to one investor.

          On March 31, 2000, the Company issued 2,857 shares of its common stock for service rendered. The shares were valued at $5,000, which was the current market value of the Company's common stock on the date of issuance.




                             - 18 -


EXHIBITS

          2.1 Share Exchange Agreement with Lynx Gaming Corp (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
          2.2 Share Exchange Agreement with P.E.S.T. Creative Gaming Corp. (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)

          3.1 Articles   of   Incorporation   (incorporated    by
              reference  to the amended Form 10-SB filed  on  May
              31, 2000)

          3.2 By-Laws  (incorporated by reference to the  amended
              Form 10-SB filed on May 31, 2000)

          10.1 Master License Agreement (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.2 Internet License Agreement (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.3 Letter of Agreement (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.4 On- and Off-Track Betting License Agreement (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.5 Software Development Agreement (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.6 Memorandum of Understanding (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.7 Stock Option Agreement - Penguin Petrolium Products Limited (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.8 Stock Option Agreement - Stephen Peskoff (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.9 Stock Option Agreement - Andrew DeFrancesco (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.10 Stock Option Agreement - Douglas McFadden (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.11 Stock Option Agreement - Adam Hawkins (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.12 The Racingo Tote Services And Software License Agreement (incorporated by reference to the amended Form 10-SB filed on May 31, 2000)
        10.13     Market Development Consulting Services Agreement

          16. Letter   re   change   in   certifying   accountant
              (incorporated by reference to the amended Form  10-
              SB filed on May 31, 2000)

          22.  Subsidiaries of the registrant
               Playandwin Canada, Inc. ("PWIN Canada" - incorporated in Ontario, Canada) - 100% owned by the Company;
               Lynx Gaming Corp. ("Lynx" - incorporated in
               Ontario, Canada) - 100% owned by PWIN Canada; P.E.S.T. Creative Gaming Corp. ("P.E.S.T." - incorporated in Ontario, Canada) - 95% owned by Lynx Gaming Corp. and 5% owned by PWIN Canada; Racingo Investments Ltd. ("RIL" - incorporated in Delaware) - owned equally by P.E.S.T. Winning Games Inc. and PacCanUs Inc.

  d)   Financial Data Schedule