Form 10QSB
period 2000-05-31
PLAYANDWIN INC
filed 2000-07-17
CIK 1092762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000 Commission File No.
000-29477
2

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

As of May 31, 2000, there were 7,402,857 shares of Class A common stock outstanding and 3,486,260 shares of Class B common stock outstanding.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Unaudited financial statements as of May 31, 2000, and for the three-month period then ended.
Playandwin, Inc. And Subsidiaries
(A Development State Company)

Consolidated Balance Sheets
(Unaudited)


                                                   May 31,        May 31,
                                                    2000           1999

                    ASSETS

Current
  Cash and cash equivalents                          $ 12,272            $ -
  Prepaid expenses and other current assets           369,447              -
  Due from related company                                  -         43,840
                                               --------------   ------------
                                                      381,719         43,840

Investment                                              1,036              -

Furniture And Equipment, net                           17,528          8,113

Intellectual Property                                  39,765        123,132
                                               --------------   ------------
                                                                          --
                                                    $ 440,048      $ 175,085
                                                     ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
                 (DEFICIENCY)

Current
  Bank indebtedness                                       $ -        $ 9,797
  Accounts payable and accrued liabilities            166,390        164,014
  Loans payable - stockholders                         31,391         31,391
  Convertible note payable                             84,238              -
                                                  -----------   ------------
                                                      282,019        205,202
                                                  -----------   ------------

      STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock - $0.001 par

  Class A - 50,000,000 shares authorized;
     7,402,857 and 3,486,260 shares issued and          7,403          3,487
outstanding
  Class B - 3,486,260 shares authorized,
issued
     and outstanding                                    3,487              -
  Additional paid-in capital                        1,582,822        575,406
  Accumulated foreign currency translation
adjustment                                            (6,523)          2,478
  Deficit accumulated during the development
stage                                             (1,429,160)      (611,488)
                                               --------------   ------------

Total Stockholders' Equity (Deficiency)               158,029       (30,117)
                                               --------------   ------------

Total Liabilities And Stockholders' Equity
(Deficiency)                                        $ 440,048      $ 175,085
                                                     ========       ========

Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)


                                            Three Month     Three Month
                                              Period           Period
                                               Ended           Ended
                                              May 31,         May 31,
                                               2000             1999

Revenues                                              $ -             $ -

General And Administrative Expenses               283,691          12,931
                                            -------------    ------------

Loss From Operations Before Income Taxes        (283,691)        (12,931)

Provision For Income Taxes                              -               -
                                           --------------    ------------

Net Loss                                        (283,691)        (12,931)

Other comprehensive Loss, net of tax
 Foreign currency translation adjustment          (1,741)         (2,128)
                                           --------------  --------------

Comprehensive Loss                            $ (285,432)      $ (15,059)
                                                =========        ========

Loss Per Common share - basic and diluted        $ (0.04)        $ (0.01)
                                                =========        ========

Weighted Average Number Of Common
 Share Outstanding - basic and diluted          7,343,572       3,486,260
                                                =========        ========

Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)


                                             Three Month      Three Month
                                                Period          Period
                                                Ended            Ended
                                               May 31,          May 31,
                                                 2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $ (283,691)       $ (12,931)
 Adjustments to reconcile net loss to net
cash used
   in operating activities
   Depreciation and amortization                     1,434              408
 Changes in assets and liabilities
 Prepaid expenses and other current
assets                                              60,835                -
   Accounts payable and accrued expenses          (49,645)           14,006
                                             -------------      -----------

Net Cash Provided By (Used In) Operating
Activities                                       (271,067)            1,483
                                             -------------      -----------

CASH FLOWS FROM INVESTING ACTIVITY

 Purchase of furniture and equipment               (5,100)            (409)
                                               -----------      -----------

Net Cash Used In Investing Activity                (5,100)            (409)
                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in bank overdraft                              -            1,054
 Issuance of common stock for cash                 280,625                -
                                              ------------      -----------

Net Cash Provided By Financing Activities          280,625            1,054
                                              ------------      -----------

CHANGE IN FOREIGN CURRENCY TRANSLATION
ADJUSTMENT                                         (1,741)          (2,128)
                                              ------------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS              2,717                -

CASH AND CASH EQUIVALENTS, Beginning of
period                                               9,555                -
                                              ------------     ------------

CASH AND CASH EQUIVALENTS, End of period          $ 12,272              $ -
                                                   =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash paid during the period for
   Interest                                            $ -              $ -
                                              ------------      -----------
   Income taxes                                        $ -              $ -
                                              ------------      -----------

                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                  May 31, 2000
                                   (Unaudited)




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
                  Shares     Amount    Shares    Amount    Capital     Adjustment     Stage      (Deficiency)


Balance at
February 29,
2000             7,225,000    $7,225  3,486,260   $3,487  $1,302,375      $(4,782)  $(1,145,469)     $162,836
Shares issued
for cash
04/03/00 at
$1.75
per share          175,000       175         --        -     275,450             -             -      275,625
Shares issued
for
services
03/31/00 at
$1.75 per
share                2,857         3          -        -       4,997             -             -        5,000
Foreign
currency
translation
adjustment               -         -          -        -           -       (1,741)             -      (1,741)
Net loss                 -         -          -        -           -             -     (278,691)    (278,691)
                ----------   -------  --------- --------   ---------    ----------     ---------    ---------

Balance at May
31, 2000         7,402,857    $7,403  3,486,260   $3,487  $1,582,822      $(6,523)  $(1,429,160)     $158,029
                 =========    ======  =========  =======  ==========      ========  ============     ========



Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Notes to  Condensed Consolidated Financial Statements
(Unaudited)






NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Playandwin, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year ending February 28, 2001.


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

NOTE 3 - SALE OF SECURITIES

On March 30, 2000, the Company issued 175,000 of its common stock for consideration of $275,625 cash, pursuant to Rule 504 of Regulation D to one investor.

On March 31, 2000, the Company issued 2,857 shares of its common stock for services rendered. The shares were valued at $5,000, which was current market value of the Company's stock on the date of issuance.

NOTE 4 - RACINGO TOTE SERVICES AND SOFTWARE LICENSE AGREEMENT
On May 24, 2000, the Company entered a Racingo Tote Services and Software License Agreement with Autotote Systems, Inc. This agreement is to replace the Non-Binding Memorandum of Understanding dated February 7, 2000. See Item 2 and Exhibits for more details.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION

   Management's Discussion and Analysis of Financial Condition

General

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended February 29, 2000 included in its Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

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

Results Of Operations

For the three months ended May 31, 2000 and the three months ended May 31, 1999, the Company had no revenue. The net loss for the three months May 31, 2000 was $283,691 compared with a net loss of $12,931 for the three months ended May 31, 1999. These losses consisted primarily of General and Administrative ("G&A") expenses of $230,865 and $12,523 respectively and amortization expense of $52,826 and $408 respectively. The increase in G&A was primarily due to i) a $105,000 increase in professional fees for costs incurred to become a reporting entity and consultants hired to assist in the implementation and development of the Company's operations; ii) a $32,000 increase in product development costs; and iii) a $29,000 increase in management wages. The increase in amortization expense of $53,000 over 1999 is primarily due to the amortization of the value of the stock options that were granted to four advisory board members.

Liquidity And Capital Resources

Historically, the Company has not incurred any revenues. The current period operating cash flow deficit of approximately
$271,000 was funded primarily by $276,000 received from the issuance of the Company's common stock.

The Company has certain cash requirements to initiate its business plan. Management has estimated these requirements to be as follows: i) begin the operations of the Racingo Land Based estimated to be approximately $3,000,000 U.S.; ii) begin the operations of the Fantasy Racingo based operations estimated to be approximately $550,000 U.S.; and iii) general and administrative costs estimated to be approximately $700,000 U.S. The Company must also arrange for insurance for guaranteed jackpots. Management has been in discussion with an insurance carrier and has an estimated cost of $50,000 per $1 million guaranteed.

The Company estimates that the above requirements will be expended during the fiscal year 2001.

As of the date of this Form 10 - QSB, the Company has entered into a non-exclusive "best efforts basis" private placement of its equity securities with an investment banking firm, Private Capital Group, Inc., Clearwater, Florida, to raise the required funds under the commitments. Private Capital Group, Inc. specializes in facilitating growth capital for emerging companies.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

On January 13, 1999, the Company issued 200,000 shares of its common stock for consideration of $150,000 pursuant to Rule 504, Regulation D.

On October 20, 1999, the Company issued 50,000 shares of its common stock for a consideration of $75,000.

On November 11, 1999, the Company issued 50,000 shares of its common stock for a total consideration of $75,000.

On November 30, 1999, the Company issued 1,375,000 shares of its common stock to William Thompson for the proprietary rights to process soybeans.

On  January  16,  2000, Penguin exercised 50,000  shares  of  the
80,000 options granted to Penguin. (see Item 11; Note 1, below)

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1 The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Amended Form 10-SB, filed on May 31, 2000. These exhibits are incorporated by reference to that Form.

3.2 The exhibits, consisting of the Company's Bylaws, are attached to the Company's Amended Form 10-SB, filed on May
     31, 2000. These exhibits are incorporated by reference to that Form.

10.1 The Racingo Tote Services And Software License Agreement

10.2 Racingo Rules and Regulations

27   Financial Data Schedule

Reports on Form 8-K:   None.