Form 10QSB
period 2000-08-31
PLAYANDWIN INC
filed 2000-10-24
CIK 1092762

2


                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000 Commission
File No. 000-29477

                      PLAYANDWIN, INC.
   (Exact name of registrant as specified in its charter)







Nevada                                             88-039116
(State of organization) (I.R.S. Employer Identification No.)

7050 Weston Rd., Vaughn, Ontario, Canada L4L 8G7
(Address of principal executive offices)

Registrant's telephone number, including area code (905) 850-3940

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

As  of August 31, 2000, there were 7,802,857 shares of Class
A common stock outstanding and 3,486,260 shares of Class B common stock outstanding.



                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheet as at August 31, 2000
(Unaudited)




ASSETS

Current
  Prepaid  expenses  and  other  current
  assets                                     $  312,038
   Due from related company                           -
                                             ----------
                                                312,038

Investment                                        1,036

Furniture And Equipment, net                     16,344

Intellectual Property                            39,766
                                             ----------
                                             $  369,184
                                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
   Bank indebtedness                         $    2,607
   Accounts payable and accrued liabilities     152,665
   Loans payable - stockholders                   6,679
   Convertible note payable                      84,238
                                             ----------
                                                246,189
                                             ----------

STOCKHOLDERS' EQUITY

Common Stock - $0.001 par

   Class A - 50,000,000 shares authorized;
   7,802,857and 3,486,260 shares issued and
   outstanding                                    7,803
   Class  B - 3,486,260 shares authorized,
   issued and outstanding                         3,487

   Additional paid-in capital                 1,911,532
   Accumulated foreign currency
   translation adjustment                      (11,773)
   Deficit accumulated during the
   development stage                        (1,788,054)
                                            -----------

Total Stockholders' Equity                      122,995
                                            -----------

Total Liabilities And Stockholders' Equity   $  369,184
                                            ===========


                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)




                                                                                            Total From
                                   For The Three Months Ended   For The Six Months Ended   Inception To
                                    August 31,     August 31,   August 31,   August 31,      August 31,
                                       2000           1999         2000         1999         2000

Revenues                               $     -       $      -       $     -      $      -       $      -

General And Administrative	       353,644          3,556	    635,594        16,487      1,788,054
				     ---------      ---------    ----------    ----------    -----------
Loss From Operations Before Income
Taxes                                (353,644)        (3,556)     (635,594)      (16,487)    (1,788,054)

Provision For Income Taxes                   -              -             -             -              -
                                     ---------      ---------    ----------    ----------    -----------
Net Loss                             (353,644)        (3,556)     (635,594)      (16,487)    (1,788,054)


Other Comprehensive Loss, net  of
tax Foreign currency translation
adjustment                             (5,250)          2,074       (6,991)       (2,285)       (11,773)
                                    ----------      ---------    ----------    ----------      ---------
Comprehensive Loss                  $(358,894)      $ (1,482)    $(642,585)     $(18,772)   $(1,799,827)
                                    ==========      =========    ==========    ==========   ============
Loss Per Common Share - basic  and
diluted                             $   (0.05)      $  (0.01)     $  (0.09)    $   (0.01)
                                     =========      =========     =========    ==========
Weighted Average Number of Common
Share Outstanding - basic  and
diluted                              7,736,190      3,486,260     7,539,881     3,486,260
                                     =========      =========     =========    ==========

                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Total From
                                          For The Three Months Ended   For The Six Months Ended   Inception To
                                            Aug. 31,     Aug. 31,        Aug. 31,    Aug. 31,      Aug. 31,
                                              2000         1999           2000        1999          2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss 			            $(353,644)    $(3,556)       $(635,594)  $(16,487)    $(1,788,054)
 Adjustments to reconcile net loss to net
  cash used in operating activities
  Depreciation and amortization                 52,826         589          105,652      1,196         194,883
  Write-off of due from related party                -           -                -          -          43,840
  Write-off of intellectual  property                -           -                -          -          86,620
 Changes in assets and liabilities
    Prepaid expenses and other current
    assets                                      34,858     (2,819)           10,200    (1,196)        (13,230)
  Accounts payable and accrued expenses       (13,725)      13,389         (63,370)     27,395         152,665
                                             ---------   ---------       ----------  ---------     -----------
Net Cash Provided By (Used In) Operating
activities                                   (279,685)       7,603        (583,112)     10,908     (1,323,276)

CASH FLOWS FROM INVESTING ACTIVITY
 Purchase of furniture and equipment                 -           -          (7,081)          -        (25,840)
 Increase in intellectual property                   -           -                -          -       (126,386)
 Increase in investment                              -           -                -          -         (1,036)
 Advances to related party                           -           -                -          -        (43,840)
                                             ---------   ---------        ---------  ---------     -----------
Net Cash Used In Investing Activity                  -           -          (7,081)          -       (197,102)
                                             ---------   ---------        ---------  ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (decrease) in bank overdraft         (7,190)     (9,677)            2,607    (8,623)           2,607
 Issuance of common stock for cash             329,109           -          609,734          -       1,438,627
  Increase  (decrease) in loans payable -
  stockholders                                (24,712)           -         (24,712)          -           6,679
 Increase in convertible note payable                -           -                -          -          84,238
                                             ---------   ---------        ---------  ---------     -----------
Net Cash Provided By (Used In) Financing
Activities				       297,207     (9,677)          587,629    (8,623)       1,532,151
                                             ---------   ---------        ---------  ---------     -----------
CHANGE IN FOREIGN CURRENCY TRANSLATION
ADJUSTMENT                                     (5,250)       2,074          (6,991)    (2,285)        (11,773)
                                             ---------   ---------        ---------  ---------     -----------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                   (12,272)           -          (9,555)          -               -

CASH AND CASH EQUIVALENTS, Beginning of
period                                          12,272           -            9,555          -               -
                                             ---------   ---------        ---------  ---------     -----------
CASH AND CASH EQUIVALENTS, End of period        $    -      $    -           $    -     $    -         $     -
                                            ==========   =========        =========  =========     ===========

                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                   Total From
                                        For The Three Months Ended    For The Six Months Ended    Inception To
                                            Aug. 31,      Aug. 31,     Aug. 31,   Aug. 31,          Aug. 31,
                                              2000          1999        2000       1999              2000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

 Cash paid during the period for
  Interest                                   $ 2,440      $     -      $ 4,880         $    -         $ 4,880
                                             =======     ========      =======        =======        ========
  Income taxes                               $     -      $     -      $     -         $    -         $     -
                                             =======     ========      =======        =======        ========


                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)




                                                                                 Accumulated     Deficit
                                                                                   Foreign      Accumulated
                                   Common Stock                    Additional     Currency      During the         Total
                             Class A           Class B             Paid-in       Translation    Development   Stockholders'
                         Shares     Amount    Shares      Amount   Capital        Adjustment       Stage           Equity


Balance at February      7,225,000   $7,225   3,486,260   $3,487   $1,302,376      $(4,782)     $(1,145,469)     $162,837
Shares issued for cash
03/00 at $1.75 per
share                      177,857      178           -        -      280,447             -                -      280,625
Shares issued for cash
 O6/00 at $1.00 per
 share                     400,000      400           -        -      371,600             -                -      372,000
Offering Costs	    	         -	  -	      -	       -     (42,891)	          -                -     (42,891)
Foreign currency
translation adjustment           -        -           -        -            -       (6,991)                -      (6,991)
Net loss                         -        -           -        -            -             -        (642,585)    (642,585)
                         ---------   ------   ---------   ------   ----------     ---------     ------------   ----------
Balance at August 31,
2000                     7,802,857   $7,803   3,486,260   $3,487   $1,911,532     $(11,773)     $(1,788,054)     $122,995
                         =========   ======   =========   ======   ==========     =========     ============   ==========



Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Notes to  Condensed Consolidated Financial Statements
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Playandwin, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year ending February 28, 2000.

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

NOTE 3 - SALE OF SECURITIES

On June 15, 2000, the Company issued 400,000 shares of its common stock for consideration of $372,000 cash pursuant to Rule 504 of Regulation D to one investor.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION

   Management's Discussion and Analysis of Financial Condition

General

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended February 29, 2000 included in its Annual Report on form 10 - KSB. The discussion of results, causes and trends will necessarily continue in the future.

Results Of Operations

Three Months Ended August 31, 2000

For the three months ended August 31, 2000 and the three months ended August 31, 1999, the Company had no revenues.

The net loss for the three months ended August 31, 2000 was 353,644 compared to a net loss of $3,556 for the three months ended August 31, 1999. These losses consisted primarily of General and Administrative ("G & A") expenses of $300,818 and $2,967 respectively and amortization expense of $52,826 and $589 respectively. The increase in G & A was primarily due to: i) a $138,000 increase in professional fees and consulting fees incurred for ongoing operational activities required by the Company; ii) a $100,000 increase in product development costs and
iii) a $45,000 increase in management wages. The increase in amortization expense of $52,000 over 1999 is primarily due to the amortization of the value of the stock options that were granted to four advisory board members.

Six Months Ended August 31, 2000

For the six months ended August 31, 2000 and the six months ended
August 31, 1999, the Company had no revenue.

The net loss for the six months ended August 31, 2000 was $635,594 compared with a net loss of $16,487 for the six months ended August 31, 1999. These losses consisted primarily of
G & A  expenses  of   $529,942   and  $15,291  respectively  and
amortization expense of $105,652 and $1,196 respectively. The increase in G & A was primarily due to: i) a $282,125 increase in professional fees and consultants hired to maintain the Company's operations: ii) a $132,000 increase in product development costs and iii) a $50,000 increase in management wages. The increase in amortization expense of $106,000 over 1999 is primarily due to the amortization of the value of the stock options that were granted to four advisory board members.

Liquidity And Capital Resources

Historically, the Company has not incurred any revenues. The current period operating cash flow deficit of approximately
$617,000 was funded primarily by $652,625 received from the issuance of the Company's common stock.

The Company has certain cash requirements to initiate its business plan. Management has estimated these requirements to be as follows: i) begin the operations of the Racingo Land Based operations estimated to be approximately $3,000,000 and ii) general and administrative costs estimated to be approximately $750,000. The Company must also arrange for insurance for guaranteed jackpots. Management has been in discussions with an insurance carrier and has an estimate cost of $50,000 per $1 million guaranteed.

The Company estimates that the above requirements will be expended during the fiscal year 2001.The Company has entered into a "best efforts basis" private placement of its equity securities with an investment banking firm, Thomson Kernaghan, Inc.,
Toronto, Ontario, to raise the required funds under the commitments. Thomson Kernaghan Inc. specializes in facilitating growth capital for emerging companies. The Company is also pursuing other opportunities within the gaming industry for financing alternative for Racingo.

                        Subsequent Events

On September 20, 2000, the Company filed a Certificate of Change pursuant to NRS 78.207 and 78.209 increasing the Company's authorized common stock from 50,000,000 shares to 200,000,000 shares. This increase corresponds with the 4:1 forward split adopted by the Board of Directors.

On September 25, 2000, the Company announced that it had entered into a Letter of Intent with Penn National Gaming, Inc. to hub Racingo in the U.S. Under the terms of the Letter of Intent, Penn National will act as a wagering hub for all hosting and interface services for Racingo in the United States in respect to Racingo and Penn National will provide all of the necessary infrastructure and support required for the operation of Racingo throughout the U.S. Penn National will collect the total amount wagered on Racingo by patrons less Racingo winner pay-outs and an amount equal to 20% of the total wagered on Racingo by patrons. The Company will continue to make Racingo available to racetracks ("Guest Tracks") throughout the U.S. by contracting with Guest Tracks in order that they may participate in Racingo.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

            Recent Sales of Unregistered Securities.

On June 15, 2000, the Company issued 400,000 shares of its common stock for consideration of $372,000 cash to one investor, which was exempt from registration pursuant to Rule 504 of Regulation
D.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1a The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Amended Form 10-SB, filed on May 31, 2000. These exhibits are incorporated by reference to that Form.

3.1b The Company's Certificate of Change Pursuant NRS 78.209 is attached to this Form 10-QSB

3.2 The exhibits, consisting of the Company's Bylaws, are attached to the Company's Amended Form 10-SB, filed on May
     31, 2000. These exhibits are incorporated by reference to that Form.

10   Letter of Intent with Penn National is attached to this Form
     10-QSB

27   Financial Data Schedule

Reports on Form 8-K:

The Company filed a Form 8-K and an Amended Form 8-K on September 25, 2000 and October 16, 2000, respectively, regarding the
Company's forward split and the corresponding increase in the authorized capital stock from 50,000,000 to 200,000,000 shares of common stock.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Playandwin, Inc.


                           By:/s/ Stewart Garner
                              Stewart Garner,
                              President/Secretary/Treasurer



                           Date: October 24, 2000