Form 10QSB
period 2000-11-30
PLAYANDWIN INC
filed 2001-01-22
CIK 1092762

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000
Commission File No. 000-29477

                      PLAYANDWIN, INC.
   (Exact name of registrant as specified in its charter)







Nevada                                             88-039116
(State of organization) (I.R.S. Employer Identification No.)

7050 Weston Rd., Vaughn, Ontario, Canada L4L 8G7
(Address of principal executive offices)

Registrant's telephone number, including area code (905) 850-3940

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

As of November 30, 2000, there were 46,551,428 shares of common stock outstanding



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheet
(Unaudited)


                                             November 30,  November 30,
                                             2000          1999

                                ASSETS

Current
  Prepaid expenses and other current assets   $  270,227     $    1,047
                                             -----------     ----------
                                                 270,227          1,047

Investment                                         1,036          1,036

Capital Assets, net                               14,275         10,861

Intellectual Property                             39,766        123,132
                                             -----------     ----------
                                              $  325,304     $  136,076
                                             ===========     ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
  Bank indebtedness                           $      176     $      859
  Accounts payable and accrued liabilities       204,080        226,013
  Due to related company                          49,415              -
  Loans payable - stockholders                   131,215         19,004
  Convertible note payable                        84,238              -
                                             -----------     ----------
                                                 469,124        245,876
                                             -----------     ----------

                       STOCKHOLDERS' DEFICIENCY

Common Stock - $0.001 par

  Class A - 200,000,000 shares authorized;
   46,551,428 and 13,945,040 shares
   issued and outstanding                         46,551          7,175
  Class B - 13,945,040 shares authorized,
   issued and outstanding                         13,945          3,487
  Additional paid-in capital                   4,970,584        717,911
  Accumulated foreign currency
   translation adjustment                        (5,151)        (5,302)
  Deficit accumulated during
the development stage                        (5,169,749)      (833,071)
                                             -----------     ----------
Total Stockholders' Deficiency                 (143,820)      (109,800)
                                             -----------     ----------
Total Liabilities And Stockholders'          $   325,304     $  136,076
Deficiency
                                             ===========     ==========

                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                                            Total From
                                    For The Three Months Ended   For The Nine Months Ended  Inception To
                                    November 30,  November 30,   November 30, November 30,  November 30,
                                        2000          1999           2000         1999          2000

Revenues                            $          -    $         -  $          -   $         - $          -

Loss From Operations
 Before Income Taxes                 (3,338,620)      (218,027)   (4,024,280)     (234,514)  (5,169,749)

Provision For Income Taxes                     -              -             -             -            -
                                    ------------   ------------  ------------  ------------ ------------
Net Loss                             (3,338,620)      (218,027)   (4,024,280)     (234,514)  (5,169,749)

Other Comprehensive Income (Loss),
 net of tax
   Foreign currency
    translation adjustment                 6,438        (7,623)         (369)       (9,908)      (5,151)
                                    ------------   ------------  ------------  ------------ ------------
Comprehensive Loss                  $(3,332,182)   $  (225,650)  $(4,024,649)  $  (244,422) $(5,174,900)
                                    ============   ============  ============  ============ ============
Loss Per Common Share -
 basic and diluted                  $     (0.08)   $     (0.02)  $     (0.12)  $     (0.02)
                                    ============   ============  ============  ============
Weighted Average Number of Common
 Share Outstanding - basic and
diluted                               39,784,761     13,945,040    33,577,935    13,945,040
                                    ============   ============  ============  ============



                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               Total From
                                       For The Three Months Ended    For The Nine Months Ended Inception To
                                          Nov. 30,     Nov. 30,      Nov. 30,      Nov. 30,     Nov. 30,
                                            2000         1999          2000          1999         2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                             $(3,338,620)  $  (218,027)  $(4,024,280)   $ (234,514)  $(5,169,749)
  Adjustments to reconcile net
   loss to net cash used
   in operating activities
    Depreciation and amortization            53,461           614       158,444         1,810      247,645
  Write-off of due from related party             -        43,840             -        43,840       43,840
  Write-off of intellectual property              -             -             -             -       86,620
  Changes in assets and liabilities
  Prepaid expenses and other current
   assets                                   (9,581)       (1,047)         7,375       (1,047)     (23,016)
  Accounts payable and accrued expenses      51,415        48,289      (11,955)        75,684      204,080
                                        -----------   -----------  ------------   -----------  -----------
  Net Cash Used In Operating Activities (3,243,325)     (126,331)   (3,870,416)     (114,227)  (4,610,580)
                                        -----------   -----------  ------------   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITY
  Purchase of capital assets                      -       (3,362)       (6,178)       (4,558)     (24,937)
  Increase in intellectual property               -             -             -             -    (126,386)
  Increase in investment                          -       (1,036)             -       (1,036)      (1,036)
                                        -----------   -----------  ------------   -----------  -----------
  Net Cash Provided By
   (Used In) Investing Activity                   -       (4,398)       (6,178)       (5,594)    (152,359)
                                        -----------   -----------  ------------   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in bank overdraft     (2,431)           739           176       (7,884)          176
  Issuance of common stock                3,065,367       150,000     3,717,993       150,000    4,546,886
  Advances (to) from related party           49,415             -        49,415             -        5,575
  Increase (decrease) in
   loans payable - stockholders             124,536      (12,387)        99,824      (12,387)      131,215
  Increase in convertible note payable            -             -             -             -       84,238
                                        -----------   -----------  ------------   -----------  -----------
  Net Cash Provided By Financing
   Activities                             3,236,887       138,352     3,867,408       129,729    4,768,090
                                        -----------   -----------  ------------   -----------  -----------
                                                  -                           -
CHANGE IN FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                       6,438       (7,623)         (369)       (9,908)      (5,151)
                                        -----------   -----------  ------------   -----------  -----------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                       -             -       (9,555)             -            -

CASH  AND  CASH EQUIVALENTS, Beginning
of period                                         -             -         9,555             -            -
                                        -----------   -----------  ------------   -----------  -----------
CASH AND CASH EQUIVALENTS, End of
period                                   $        -   $         -   $         -   $         -   $        -
                                        ===========   ===========  ============   ===========   ==========

                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                            Total From
                                    For The Three Months Ended   For The Nine Months Ended  Inception To
                                      Nov. 30,       Nov. 30,     Nov. 30,      Nov. 30,     Nov. 30,
                                        2000           1999         2000          1999         2000
     SUPPLEMENTAL DISCLOSURES
     OF CASH FLOW INFORMATION

  Cash paid during the period for
    Interest                            $  2,440        $     -     $  7,320       $     -     $  7,320
                                        ========        =======     ========       =======     ========
    Income taxes                        $      -        $     -     $      -       $     -     $      -
                                        ========        =======     ========       =======     ========

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
                   Shares    Amount    Shares     Amount   Capital    Adjustment     Stage     (Deficiency)


Balance at
February 29,
2000             28,900,00   $28,900  13,945,040  $13,945  $1,270,243  $(4,782)  $(1,145,469)    $162,837
Shares issued
 for cash
  03/30/00 at
   $0.4375 per
    share          700,000       700         --         -    274,925          -            -      275,625
Shares issued
 for services
  03/31/00 at
   $0.4375 per
    share           11,428        11          -         -      4,989          -            -        5,000
Shares issued
 for cash
  06/15/00 at
  $0.25 per      1,600,000     1,600          -         -    370,400          -            -      372,000
share
Shares issued
 for cash
  09/15/00 at
  $0.125 per
share            1,360,000     1,360          -         -    150,640          -            -      152,000
Shares issued
 for services
  10/05/00 at
   $0.21875 per
    share       11,480,000    11,480          -         -  2,499,770          -            -    2,511,250
Shares issued
 for services
  11/13/00 at
   $0.18 per
share            2,500,000     2,500          -         -    447,500          -            -      450,000
Offering costs           -         -          -         -   (47,883)          -            -     (47,883)
Foreign currency
 translation
 adjustment              -         -          -         -          -      (369)            -        (369)
Net loss                 -         -          -         -          -          -  (4,024,280)  (4,024,280)
                 ---------   -------  ---------   -------  ---------   --------  -----------  -----------
Balance at
November 30,
2000            46,551,428   $46,551 13,945,040   $13,945 $4,970,584   $(5,151) $(5,169,749)   $(143,820)
                ==========   ======= ==========   ======= ==========   ========  ===========  ===========


Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Notes to  Condensed Consolidated Financial Statements
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Playandwin, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year ending February 28, 2001.

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

On September 15, 2000, the Company issued 1,360,000 of its common stock for consideration of $152,000 cash pursuant to Rule 504 of Regulation D to one investor.

On October 5, 2000, the Company issued 11,480,000 of its common stock to various individuals for services rendered having a fair value of $2,511,250.

On October 12, 2000, the Company split its issued and outstanding common stock 4:1. The stock split is reflected in the financial statements as if it occurred from inception.

On November 13, 2000, the Company issued 2,500,000 of its common stock to various individuals for services rendered having a fair value of $450,000.

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

                      Results of Operations

Three Months ended November 30, 2000

For the three months period ended November 30, 2000 and the three months ended November 30, 1999, the Company had no revenue.

The net loss for the three months ended November 30, 2000 was $3,338,620 compared to a net loss of $218,027 for the three months ended November 30, 1999. These losses consisted primarily of General and Administrative ("G & A") expenses of $3,285,159 and $217,413 respectively and amortization expense of $53,461 and $614 respectively. The increase in G & A was primarily due to: i) a $2,920,000 increase in consulting fees and professional fees incurred for ongoing operational activities required by the Company and ii) a $188,000 increase in product development costs. The increase in amortization expense of $52,000 over 1999 is primarily due to the amortization of the value of the stock options that were granted to four advisory board members.

Nine Months ended November 30, 2000

For the nine months ended November 30, 2000 and the nine months ended November 30, 1999, the Company had no revenue.

The net loss for the nine months ended November 30, 2000 was $4,024,280 compared with a net loss of $234,514 for the nine months ended November 30, 1999. These losses consisted primarily of General and Administrative ("G & A") expenses of $3,865,836 and $232,704 respectively and amortization expense of $158,444 and $1,810 respectively. The increase in G & A was primarily due to: i) a $3,212,000 increase in professional fees and consultants hired to assist in the implementation and development of the Company's operations: ii) a $320,000 increase in product development costs and iii) a $50,000 increase in management wages. The increase in amortization expense of $156,000 over 1999 is primarily due to the amortization of the value of the stock options that were granted to four advisory board members.

                 Liquidity And Capital Resources

Historically, the Company has not incurred any revenues. The current period operating cash flow deficit of approximately
$3,870,000 was funded primarily by $3,718,000 received from the issuance of the Company's common stock.

The Company has certain cash requirements to initiate its business plan. Management has estimated these requirements to be as follows: i) begin the operations of the Racingo Land Based operations estimated to be approximately $3,000,000 and ii) general and administrative costs estimated to be approximately $750,000, as of December 31, 2000 the Company has incurred approx $250,000 of these expenditures. The Company must also arrange for insurance for guaranteed jackpots. Management has been in discussions with an insurance carrier and has an estimate cost of $50,000 per $1 million guaranteed.

The Company estimates that the above requirements will be expended during the first quarter of fiscal year 2002.The Company has engaged Simmonds Capital Limited for financial advisory services, to source acquisitions for PWIN, enhance current management and Board, and to facilitate up to US$5 million in financing. Simmonds Capital will advise and assist PWIN on its current business planning and funding strategy. For its services, Simmonds Capital will earn common shares and warrants as various performance-base milestones are achieved.

Simmonds Capital Limited is a merchant banking company with an active role in certain strategic investments. The Company's current investments include interactive gaming technology focused on the North American horse racing market and wireless communications.

                      Current Developments

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

On November 29, 2000, the Company entered into a Hub Agreement with Penn National Race Course ("Penn"), a wholly-owned subsidiary of Penn National Gaming, Inc. The Company has initiated a program to make Racingo available at racetracks and licensed off-track wagering establishments (the "Guest Tracks") throughout the US by contracting with owners of Guest Tracks. The company has also initiated a program to obtain the rights from owners of racetracks ("Host Tracks") throughout the US to designate certain pari-mutuel races conducted at Host Tracks as Racingo. Under the terms of the Agreement, Penn has agreed to provide all hosting services in the US through its hub situate at the Penn National Race Course in Pennsylvania for the designated Racingo races conducted on any given day at any Host Tracks. Penn will also provide all of the necessary equipment, infrastructure, services, support and personnel at its facility required for the efficient and timely operation of Racingo at the Guest Tracks throughout the US. Penn will also collect the total amount wagered on Racingo by all patrons at all Guest Tracks in the US, less the total amount of payments made to the Racingo winners and the amount equal to 20% of the Racingo Handle retained by each Guest Track. In addition, Penn will be responsible for providing accounting services to facilitate payments to all Host Tracks and the Company.

                        Subsequent Events

On December 21, 2000, the Company announced that it had engaged the services of Simmonds Capital Limited for financial advisory services, to source acquisitions, and to facilitate up to $5 million in financing. Simmonds Capital will advise and assist PWIN on its current business planning and funding strategy. For its services, Simmonds Capital will receive common shares and warrants as various performance-base milestones are achieved.

On December 22, 2000, the Company announced that it had entered into a letter of intent with TrackPower, Inc. Under the terms of the letter, TrackPower, Inc. will sell certain assets, including but not limited to, the information kiosk business plan and related contracts, Inetcable, Inc. contracts and broadcasts strategy shares to the Company for 20 million common shares and 5 million warrants excisable between $1 and $3 of the Company. The agreement allows the Company to capitalize on TrackPower's distribution strategy and utilize the kiosk rollout to market, promote and educated racing fans on the Company's new Racingo wager.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

            Recent Sales of Unregistered Securities.

On September 15, 2000, the Company issued 1,360,000 of its common stock for consideration of $152,000 cash pursuant to Rule 504 of Regulation D to one investor.

On October 12, 2000, the Company split its issued and outstanding common stock 4:1. The stock split is reflected in the financial statements as if it occurred from inception.

ITEM 5.   OTHER INFORMATION

                      Registration of Stock

On  October  5,  2000,  the Company filed a  Form  S-8  to  issue
11,480,000 of its common stock to various individuals for consulting services having a fair value of $2,511,250.

On  November  13,  2000, the Company filed a Form  S-8  to  issue
2,500,000  of  its  common  stock  to  various  individuals   for
consulting services having a fair value of $450,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1a The  exhibit,  consisting  of  the  Company's  Articles   of
     Incorporation, is attached to the Company's Amended Form 10-
     SB, filed on May 31, 2000. This exhibit is incorporated by reference to that Form.

3.1b The  Company's Certificate of Change Pursuant to NRS  78.209
     is attached to this Form 10-QSB

3.2 The exhibits, consisting of the Company's Bylaws, are attached to the Company's Amended Form 10-SB, filed on May
     31, 2000. These exhibits are incorporated by reference to that Form.

10.1 Hub Agreement with Penn National is attached to this Form 10-
     QSB
10.2 Engagement Agreement with Simmonds Capital Limited is attached to this Form 10-QSB
10.3 Letter of Intent with TrackPower, Inc. is attached to this Form 10-QSB

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



                           Date: January 22, 2001