Form 10KSB
period 2001-02-28
PLAYANDWIN INC
filed 2001-06-15
CIK 1092762

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended February 28, 2001Commission File No. 000-29477





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

Issuer's Revenue during the year ended December 31, 2000:
$0

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of $0.0625 per share (the selling or average bid and asked price) as of June 7, 2001: $2,909,464.25

            DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Form 10-SB/A, filed on August 2, 2000, and the exhibits attached thereto, are incorporated by reference.

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                              Background

Playandwin, Inc. (the "Company") is a Nevada corporation formed on June 9, 1995. Its principal place of business is located at 7050 Weston Rd., Vaughn, Ontario, Canada L4L 8G7. The Company was originally incorporated under the name Cambridge Funding Group, Inc. The Company changed its name to Agriceuticals Technologies, Inc. on October 2, 1998. Then, on July 13, 1999, the Company once again changed its name to Playandwin, Inc. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

On June 9, 1995, the Company issued 2,000,000 shares of its Common Stock, at a price of $0.001 per share, to Peter Berney, one of the founders, the initial President/Director. The Company also issued an additional 2,000,000 shares to Andrew W. Berney, a second founder, the initial Secretary/Treasurer/Director, and 1,500,000 shares to Caron A. Kelly, the third founder at a price of $0.001 per share. The original sale and issuance of the securities were authorized by resolutions of the Board of Directors in reliance upon the exemption from registration requirements of Section 5 of the Securies Act of 1933, as amended, (the "Act"), as provided in Section (4)(2) of the Act. The initial founders gifted some of their shares to a total of 5 persons, who gifted some of their shares to a total of 20 additional persons. All of these transfers were made in accordance with the exemption from registration requirements of Section 5 of the Act, as provided in
Section 4(1) of the Act.

Originally the Company's primary focus was to seek a viable company or companies with whom it could merge or acquire. On November 1, 1998, the Company entered into an agreement by which it would acquire the proprietary processes to process soybeans into textured soy flours and then convert this partially defatted flour into textured soy proteins or isolated soy proteins using mechanical processes. On November 30, 1998, the Company issued 1,375,000 shares of its common stock to William L. Thompson, the owner of these processes, pursuant to an employment agreement. These shares constituted the purchase price for the proprietary processes at a value of $2.20 per share, representing 25% of the Company's issued and outstanding shares.

The Company was unable to raise sufficient funding to pursue that objective, and therefore abandoned its amended business plan and continued to be a developmental stage company. Because the business plan for soybean growing, distribution, processing and manufacturing was abandoned, the employment agreement was terminated. Mr. Thompson, however, retains his common stock and retained his proprietary rights to the processes also pursuant to the terms of the employment agreement.

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

                             Subsidiaries

Playandwin  Canada,  Inc.  ("PWIN Canada" - incorporated  in  Ontario,
     Canada) - 100% owned by the Company;

Lynx Gaming  Corp. ("Lynx" - incorporated in Ontario, Canada)  -  100%
     owned by PWIN Canada;

P.E.S.T.  Creative Gaming Corp. ("P.E.S.T." - incorporated in Ontario,
     Canada)  -  95% owned by Lynx Gaming Corp. and 5% owned  by  PWIN
     Canada;

In October, 1999, the Company's wholly-owned Ontario subsidiary, Playandwin Canada, Inc. (PWIN Canada), acquired all of the issued and outstanding securities of Lynx Gaming Corp., and 5% of the issued and outstanding equity of P.E.S.T. Creative Gaming Corp. (P.E.S.T.) for securities convertible into common shares of the Company. Lynx is the owner of the other 95% of P.E.S.T. The convertible securities may not be converted before the first anniversary of the closing of the acquisitions. Thereafter, one third of the securities may be converted on the first anniversary, a further third on the second anniversary, and all securities may be converted after the third anniversary of the closing. If all the convertible securities are converted, they will increase the issued and outstanding common shares of the Company by 13,945,000.

Acquisitions of Lynx and PEST

On August 30, 1999, effective October 1, 1999, PWIN Canada entered into a Share Exchange Agreement with Lynx Gaming Corp. (Lynx), then a privately held corporation. Lynx, along with its own operations, is a minority-joint venture partner in Racingo Investments Ltd. (RIL) which is developing a horse-racing based game involving grid betting known as Racingo (see "Racingo Rules" - On- and Off-Track Betting License Agreement).

     In accordance with the agreement, PWIN Canada i) exchanged 13,716,464 Class B nonvoting common shares ("Exchangeable Shares") for 6,858,236 shares of Lynx's common stock;
     ii) exchanged 368,857 warrants to purchase 1,475,428 of Exchangeable Shares at $0.29 per share, for a period of six months after October 1, 2000, for 737,714 warrants to purchase 737,714 shares of Lynx's common stock at $0.85 per share

     Exchangeable Shares. The Exchangeable shares to be issued by the PWIN Canada pursuant to the Agreement shall be subject to the following terms:

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

     Exchangeable Warrants. Each Exchangeable Warrant to be issued by the PWIN Canada pursuant to this Agreement shall entitle its holder to acquire one Exchangeable Share at a price of $0.29. No Exchangeable Warrant may be exercised on or before the day of the first anniversary of the Closing Date. The Exchangeable Warrants shall expire eighteen (18) months after the Closing Date.

On September 27, 1999, effective October 1, 1999, PWIN Canada entered into a Share Exchange Agreement to acquire the remaining 5% of P.E.S.T., the registered owner of the Canadian Racingo Rights, World Racingo Rights and Copyright Assets.

     In accordance with the agreement, PWIN Canada i) exchanged 228,576 Exchangeable Shares, for 114,288 shares of PEST's common stock; and i) exchanged 114,284 warrants to purchase 28,571 Exchangeable Shares at $0.29 per share, for 28,571 warrants to purchase 28,571 shares of PEST's common stock at $0.85 per share.

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

     Exchangeable Warrants. Each Exchangeable Warrant to be issued by PWIN Canada pursuant to this Agreement shall entitle its holder to acquire one Exchangeable Share at a price of $0.29. No Exchangeable Warrant may be exercised on or before the day of the first anniversary of the Closing Date. The Exchangeable Warrants shall expire eighteen (18) months after the Closing Date.

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

Winning Games, Inc. - 500 common shares; 450 Class A Shares; 450 Class
     B Shares; and 375 Class C Shares

P.E.S.T.  - 100 common shares; 125 Class A Shares; 175 Class B Shares;
     and 250 Class C Shares

International  Gaming Strategies Limited. (fka PacCanUs, Inc.)  -  400
     common  shares, 425 Class A Shares; 375 Class B Shares;  and  375
     Class C Shares

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

All rights in and to RACINGO are owned by Winning Games Inc., International Gaming Strategies Limited. (fka PacCanUs, Inc.) and P.E.S.T. These rights have been licensed to RIL, a Delaware corporation owned by the three companies. RIL has granted to the Company exclusive licenses to certain applications of RACINGO. These licenses do not cover RACINGO on cruise ships, Indian/First Nations betting establishments, in-flight betting establishments owned and operated by airlines, bingo halls, and in-home betting facilities provided through cable television. However, RIL has granted to the Company a right of first refusal on any licensing of RACINGO for lotteries, Indian/First Nations betting establishments, and bingo halls.

The Company is filing this registration statement on a voluntary basis, pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), in order to ensure that public information is readily accessible to all shareholders and potential investors, and to increase the Company's access to financial markets, and to permit the Company's common stock to be quoted on the OTC-BB.

     International Gaming Strategies Limited. (fka PacCanUs, Inc.)

International Gaming Strategies Limited. (fka PacCanUs, Inc.) is a holding company whose operating companies are in the business of developing and executing communications needs to clients in both Canada and the US.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company's offices are located at 7050 Weston Rd., Vaughn, Ontario, Canada L4L 8G7. The Company will occupy this office space (1857 sq.
ft.) beginning February 1, 2000 for a three year period. Under the terms of the agreement, the Company will pay $11.00/square foot/month for the first year; $11.50/square foot/month for the second year; and $12.00/square foot/month for the third year. Since the Company does not invest or plan to invest in any investments or interests in real estate, real estate mortgages, or securities of or interests in person primarily engaged in real estate activities, it does not have any policies instituted with respect to the aforementioned investments or interests, etc.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the fourth quarter of the Company's fiscal year ending February 28, 2001.

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
            Qtr. Ended        Low/Bid    High/Ask
            As of July 31,    2.50       2.62
            1999
            Aug. 30, 1999     2.25       2.93
            Nov. 30, 1999     2.00       2.75
            February 29,      2.62       2.37
            2000
            May 31, 2000      1.62       2.50
            August 31, 2000   1.19       1.28
            November 30,      0.07       0.13
            2000
            February 28,      0.06       0.07
            2001
            May 31, 2001      0.06       0.06

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

                                Holders

As of June 7, 2001, there were 26 shareholders of record of the Company's common stock.

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

On January 13, 1999, the Company issued 800,000 shares of its common stock for consideration of $150,000 pursuant to Rule 504, Regulation D.

On October 20, 1999, the Company issued 200,000 shares of its common stock for a consideration of $75,000.

On November 11, 1999, the Company issued 200,000 shares of its common stock for a total consideration of $75,000.

On November 30, 1999, the Company issued 5,500,000 shares of its common stock to William Thompson for the proprietary rights to process soybeans.

On January 16, 2000, Penguin exercised 200,000 shares of the 320,000 options granted to Penguin. (see Item 11; Note 1, below)

On March 30, 2000, the Company sold 700,000 shares of its common stock valued at $0.44 per share, which were issued pursuant to Rule 504 of Regulation D.

On March 31, 2000, the Company sold 11,428 shares of its common stock valued $0.38 , respectively which were issued pursuant to Rule 504 of Regulation D.

On June 13, 2000, the Company issued 1,600,000 shares of its common stock for a consideration of $400,000.

On September 15, 2000, the Company issued 1,360,000 shares of its common stock for a consideration of $149,600.

On October 5, 2000, the Company issued 11,480,000 shares of its common stock for services rendered to the Company valued at $0.22 per share. These shares were registered on Form S-8.

During October, 2000, 38 shareholders of the Class B Common Stock of the Company's wholly-owned subsidiary, Playandwin Canada, requested conversion of their 4,301,681 Class B shares into 4,301,681 shares of the Company's common stock, therefore giving effective voting rights to the shareholders of Playandwin Canada.

On November 1, 2000, the Company issued 2,500,000 shares of its common stock for services rendered to the Company valued at $0.18 per share. These shares were registered on Form S-8.

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

      Managements Discussion and Analysis of Financial Condition

General
The following discussion and analysis should be read on conjunction with the Company's consolidated financial statements and related footnotes for the year ended February 28, 2001 included in its Annual Report on Form 10 - KSB. The discussion of results, causes and trends will necessarily continue in the future.

Results of Operation

For the year ended February 28, 2001, and the year ended February 29, 2000 the Company had no revenue.

The net loss for the year ended February 28, 2001 was $4,625,237 compared with a net loss of $546,912 for the year ended February 29, 2000. These losses consisted primarily of General and administrative ("G&A") expenses of $4,349,233 and $464,075 respectively and amortization expense of $276,044 and $82,837 respectively. The increase in G&A was primarily due to: i) a $3,162,000 increase in professional fees and consultants hired to assist in the implementation and development of the Company's operations: ii) a $231,000 increase in the product development costs and iii) $402,000 increase as a financing charge due to shares issued below market value. The increase in amortization expense of $193,000 over 2000 is primarily due to the amortization of the value of the stock options that were granted to four advisory board member's.

Liquidity and Capital Resources

Historically, the Company has not incurred any revenues. The current year operating cash flow deficit of approximately $882,000 was funded primarily by $734,000 received from the issuance of the Company's common stock.

The Company has certain cash requirements to initiate its business plan. Management has estimated these requirements to be as follows: i) begin the operations of the Racingo Land Based operation estimated to be approximately $1,000,000 and ii) general and administrative costs estimated to be approximately $250,000. The Company must also arrange for insurance for guaranteed jackpots. Management has been in discussions with an insurance carrier and has an estimated costs of $70,000 per $1 million guaranteed.

The Company estimates that the above requirements will be expended during the fiscal year 2002. The Company has entered into a "best efforts basis" private placement of its equity securities with an investment banking firm, Austin Capital Management to raise the required funds under the commitments. The Company is also pursuing other opportunities within the gaming industry for financing alternative for Racingo.

                               Employees

The Company's only employees at the present time are its president, an executive assistant and the 5 members of the Advisory Board, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                         Current Developments

On December 21, 2000, the Company announced that it had engaged the services of Simmonds Capital Limited for financial advisory services, to source acquisitions, and to facilitate up to $5 million in financing. Simmonds Capital will advise and assist PWIN on its current business planning and funding strategy. For its services, Simmonds Capital will receive common shares and warrants as various performance-base milestones are achieved. In January, 2001, the Engagement Agreement with Simmonds Capital was terminated.

On December 22, 2000, the Company announced that it had entered into a letter of intent with TrackPower, Inc. Under the terms of the letter, TrackPower, Inc. will sell certain assets, including but not limited to, the information kiosk business plan and related contracts, Inetcable, Inc. contracts and broadcasts strategy shares to the Company for 20 million common shares and 5 million warrants excisable between $1 and $3 of the Company. The agreement allows the Company to capitalize on TrackPower's distribution strategy and utilize the kiosk rollout to market, promote and educated racing fans on the Company's new Racingo wager. In January, 2001, the Company terminated the letter of intent with TrackPower, Inc.

On January 8, 2001, the Company announced that it had appointed John Simmonds as a member of the Board of Directors. Mr. Simmonds is also the CEO of Simmonds Capital Limited TrackPower, Inc., with which it has entered into an engagement agreement as well as a letter of intent, respectively.

                           Subsequent Events

On March 28, 2001, the Company announced the recent endorsement of the Racingo Rules and Regulations from the Association of Racing Commissioners International ("RCI"). On May 1, 2001, the Company announced the final approval of the Racingo Rules and Regulations by the Association of Racing Commissioners International.

On June 6, 2001, the Company renegotiated its $75,000 loan payable to a stockholder for the unpaid principal and interest to be converted into 1,500,000 shares of the Company's common stock at a rate of $0.05 per share, which is the current market value based on the closing price for the Company's common stock on the date of conversion.

ITEM 7.   FINANCIAL STATEMENTS.

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
The Company's principal accountant was dismissed on December 31, 1999. The principal accountant's report on the financial statements for the past two years was modified as to uncertainty that the Company will continue as a going concern. The decision to change accountants was approved by the board of directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

A new accountant was engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Merdinger, Fruchter, Rosen & Corso, P.C. and was engaged as of December 31, 1999. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding Neither the Company nor anyone acting on its behalf consulted the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue.

The  Company  provided  the  former accountant  with  a  copy  of  the disclosures it is making in response to this Item. The Company requested the former accountant to furnish a letter addressed to the
Commission stating that it agrees with the statements made by the Company. The Company filed the letter as an exhibit to the registration statement containing this disclosure on amended Form 10-SB as filed with the SEC on May 31, 2000

The Company's principal accountant, Merdinger, Fruchter, Rosen, & Corso, P.C., was dismissed on December 21, 2000. The principal accountant's report on the financial statements for the past two years was modified as to uncertainty that the Company will continue as a going concern. The decision to change accountants was approved by the board of directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Stonefield Josephson, Inc. and was engaged as of December 21, 2000. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue.

The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. The Company has requested the former accountant to furnish a letter addressed to the Commission stating that it agrees with the statements made by the Company. The Company has filed the letter as an exhibit to the registration statement containing this disclosure on Form 8-K as filed with the SEC on April 23, 2001.


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

Information as to the directors and executive officers of the Company is as follows:

Name                     Age    Position
Stewart Garner           34     President/Secretary/Treasurer/Director
Douglas McFadden         67     Director
John G. Simmonds         50     Director

The biographies of Messrs. Garner and McFadden are included in the Company's Amended Form 10-SB, and is incorporated by reference to section 5 of that document. The biographies of the members of the Advisory Board are also included in the Company's Amended Form 10-SB and is also incorporated by reference to section 5 of that document. Mr. McFadden is no longer associated with Internet Sports Network, Inc. since its dissolution.

John G. Simmonds, Director

Mr. John G. Simmonds, 50, was appointed as a director of the Company on or about January 8, 2001. Since January 29, 1998, Mr. Simmonds has been the founder of Simmonds Capital Limited (formerly Simmonds Communications Ltd.), a Toronto Stock Exchange listed company ("SCL"). Since 1991, Mr. Simmonds has served as Chairman, President and Chief Exeuctive Oficer of SCL. SCL is a merchant banking company with an active role in certain strategic investments. From 1994 to 1996, Mr. John Simmonds served as Director and Chief Executive Officer of INTEK Global Corporation (formerly Intek Diversified Corp.), a Nasdaq-listed (Small-Cap) company. Intek is involved in the US Specialized Mobile Radio market which owns and manages SMR licenses in the 200 MHz frequency. Between September 1995 and November 1997, Mr. Simmonds served as the Chairman of Ventel Inc., a Vancouver Stock Exchange listed company, a company that secured loans to developing companies in the US SMR market, Mr. Simmonds resigned from the Board of Directors of Intek during 1998.

                              Committees

Advisory Board

On   November  24,  1999,  the  Company  created  an  advisory  board, consisting of new members, to help steer the Company towards a launch of the new game Racingo.

  Stephen D. Peskoff - Advisory Board Committee since November 1999.

Mr. Peskoff has been active the thoroughbred horse industry since 1978, during which time he won two Eclipse Awards and was the breeder of 1991's U.S. "Horse of the Year."

Since November 1994, Mr. Peskoff has been a Consultant to the chairman of Friedman, Billings, Ramsey & Co. Inc. (FBR) and launched the Investment Banking-Special Situations group, which he currently heads.

Prior to joining FBR, Mr. Peskoff was with Drexel, Burnham, Lambert, as well as being Managing Partner of Investment Capital Associates with over $2 billion of real estate origination of commercial and industrial real estate in major U.S. metropolitan markets.

Mr. Peskoff received his B.A. from the University of Rhode Island and his MBA from the University of Toledo.

  Andrew DeFrancesco - Advisory Board Committee since November 1999.

Mr. DeFrancesco was the President and Chairman of the Board for Internet Sports Network (OTCBB: ISNI). ISNI has been resolved.

Prior to ISN, Mr. DeFrancesco was Executive Vice President of Dominick & Dominick Securities Canada. Mr. DeFrancesco dedicated his time there evenly to institutional equity sales and trading, and sourcing and structuring of equity and debt financings.

Prior to joining Dominick in October 1997, Mr. DeFrancesco held the position of Manager of Institutional Trading and Sales, April 1994 to April 1995, and Associate Director, Corporate Finance, April 1995 to July 1997, at C.M. Oliver & Company Limited.

From March 1993 to March 1994, he served as an Associate Financial advisor at Midland Walwyn (now Merrill Lynch Canada).

Mr. DeFrancesco received his Bachelor of Arts in Economics and Politics from the University of Western Ontario and completed courses with the Canadian Securities Institute.

Mr. DeFrancesco is also a member of the board of directors of the Players for Kids Charity Foundation.

On December 16, 1999, the Company added 3 new senior advisors to the Advisory Board.

              Douglas McFadden (please see above for bio)

                     Adam Hawkins; Lottery Advisor

Mr. Hawkins was with the Ontario Lottery Corporation from 1975 to 1991 where he served as Executive Vice President for most of this time. As Executive Vice President, Mr. Hawkins was part of the Senior Management team which introduced new products resulting in annual sales increasing from $100 million to over $1.5 billion. During his term he introduced a $4 billion cash collection system through electronic funds transfer and managed a corporate annual budget of over $100 million.

                   Alex Dolgonos; Technical Advisor

Currently Chairman, President and CFO of Unique Broadband Systems (VSE:UBS - news), a recognized world leader in the design, development and manufacture of broadband wireless and other wireless solutions that serve the service provider, telecommunications and broadcast industries. With headquarters in Markham, Ontario, Unique Broadband Systems markets its products globally, providing 24X7 support. Unique Broadband Systems is a trademark of Unique Broadband Systems Inc.

ITEM 10.  EXECUTIVE COMPENSATION

The President of Playandwin, Inc. is entitled to a salary of US$4,000 per month, which has been deferred until such a time that the Company will generate revenue. The Company does not at present have a compensation plan for officers and directors.

                      Summary Compensation Table

                Annual compensation       Long term compensation

                                             Awards            Payout
                                                               s

Name and        Year  Salary   Bonus( Other  Restric  Securit  LTIP    All
Position              ($)      1) ($) Annua  ted      ies      Payout  other
                                      l      Stock    underly  s ($)   Comp.
                                      Comp.  Awards   ing              ($)
                                      ($)    ($)      options
                                                      / SARs
                                                      (#)
Stewart Garner, 2000  $48,000
President and
Director

                 Option /SAR Grant in Last Fiscal Year

                           Individual Grants

Name               Number of     Percent of total Exercise    Expiration
                  securities      options / SARs   or base       Date
                  underlying        granted to      price
                options / SARs     employees in    ($/sh)
                  Granted (#)    last fiscal year
Stephen         1,000,000                         $0.50/sh   11/2004
Peskoff,
Advisory Board
Andrew          300,000                           $0.50/sh   10/2004
DeFrancesco,
Advisory Board
Douglas         300,000                           $0.50/sh   11/2004
McFadden,
Director
Adam Hawkins,   300,000                           $0.50/sh   11/2004
Lottery Advisor

ITEM 11.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS   AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of June 7, 2001, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Beneficial Owners:

Title of   Name/Address of Owner            Shares          Percentage
Class                                       Beneficially    Ownership
                                            Owned
                                            (Post Split)
Common     Calp II Limited Partnership        2,960,000       6.36%
           General Partner:
           VMH Investment Management, Ltd.
           Principles:
           Mark Valentine and
           Ian McKinnon
           365 Bay St.
           c/o Thompson Kernaghan
           Toronto, Ontario Canada
           M5H 2V2
Common     Total Ownership of                 2,960,000       6.36%
           Owners of 5% or more

Members of Advisory Board Stock Options (if exercised)

Title of   Name/Address of Owner         Shares         Percentage
Class                                    Beneficially   Ownership
                                         Owned
                                         (Post Split)
Common     Stephen Peskoff               1,000,000      2.15%
           c/o Underhill Investment
           Corp.
           1001 Nineteenth Street N.
           10th Floor
           Arlington, VA 22209
Common     Andrew DeFrancesco            300,000        0.64%
           225 Richmond Street West
           Suite 403
           Toronto, Ontario M5V-1W2
Common     Douglas McFadden              300,000        0.64%
           26 Benson Ave.
           Suite 202
           Richmond, Ontario L4C 4E6
Common     Adam Hawkins                  300,000        0.64%
           140 Eastbourne Ave.
           Toronto, Ontario M5P-2G6
Common     Total Ownership by Members    1,900,000      1.02%
           of
           Advisory Board Stock Options
           (4 Members)

Effect to Beneficial Owners (if Options are exercised)

Title of   Name/Address of Owner             Shares        Percentage
Class                                        Beneficially  Ownership
                                             Owned
                                             (Post Split)
Common     Calp II Limited Partnership         2,960,000     6.29%
           General Partner:
           VMH Investment Management, Ltd.
           Principles:
           Mark Valentine and
           Ian McKinnon
           365 Bay St.
           c/o Thompson Kernaghan
           Toronto, Ontario Canada
           M5H 2V2
Common     Total Ownership over 5%             2,960,000     6.29%
           and Officers and Directors

Note 1: The Company currently has a Stock Option Agreement ("Agreement") with Penguin Petrolium Products Limited ("Penguin"), dated December 15, 1999. Under the terms of the Agreement, Penguin has the option to purchase 320,000 shares of the Company's common stock at $0.50 per shares, of which 200,000 shares are exercisable until 5:00 PM (EST) Monday, January 17, 2000, which have been exercised in January, 2000. The remaining 30,000 shares are exercisable on the 2nd anniversary of the date of the Agreement.

Four members of the Advisory Board are entitled to stock options for a total amount of 1,900,000 shares at a purchase price of $0.50 per share. Three of the four may be exercised prior to November 28, 2004, with the fourth expiring in October 5, 2004.

Note 2: A Canada Exchangeable Share enables the holder to receive one share of the Company's common stock for no consideration. The Exchangeable Shares are convertible into shares of the Company's common stock in three installments of 4,648,348 shares on each of October 1, 2000, October 1, 2001 and October 1, 2002. However the Company can call the Exchangeable Shares on the earlier of October 1, 2004 or the occurrence of a take over bid for all of the issued and outstanding stock of the Company. In aggregate the Company has committed to issue 13,945,040 shares of its common stock if the issued Exchangeable shares are converted and 397,428 shares of its common stock if the warrants are exercised.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

P.E.S.T. Creative Gaming Corporation is owned by Lynx Gaming Corp. and the Company's wholly-owned Ontario subsidiary, Playandwin Canada Inc. Lynx Gaming Corp. is a wholly-owned subsidiary of Playandwin Canada Inc.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          Reports  of Independent Auditor, Stonefield Josephson,  Inc.
            dated June 6, 2001.

          Consolidated  Balance  Sheet as of  February  28,  2001  and
            February 29, 2000

          Consolidated Statement of Operations for the years then ended and for the period from April 22, 1996 (inception) to February 28, 2001

          Consolidated Statement of Stockholders' Equity for the years then ended and for the period from April 22, 1996 (inception) to February 28, 2001

          Consolidated Statement of Cash Flows for the years then ended and for the period from April 22, 1996 (inception) to February 28, 2001

          Notes to Consolidated Financial Statements

CONTENTS

                                                      Page


Independent Auditors' Report                                1

Consolidated Financial Statements:
  Balance Sheet                                             2
  Statements of Operations and Comprehensive Loss           3
  Statements of Stockholders' Deficiency                  4-7
  Statements of Cash Flows                                8-9
  Notes to Financial Statements                         10-22











                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Playandwin, Inc.

We have audited the accompanying consolidated balance sheet of Playandwin, Inc. (formerly Agriceuticals Technologies, Inc.) and Subsidiaries (a Development Stage Company), as of February 28, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the year ended February 28, 2001 and the cumulative period from March 1, 2000 to February 28, 2001. The cumulative period from April 22, 1996 (inception) to February 29, 2000 was audited by other auditors whose report dated June 7, 2000 is not included in these financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playandwin, Inc. and Subsidiaries, as of February 28, 2001 and the consolidated results of their operations and their cash flows for the year ended February 28, 2001 and for the cumulative period from March 1, 2000 to February 28, 2001 in conformity with generally accepted accounting principles.

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


CERTIFIED PUBLIC ACCOUNTANTS

Stonefield Josephson, Inc.
Santa Monica, California
June 6, 2001






                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED BALANCE SHEET - FEBRUARY 28, 2001

                                 ASSETS

   Current assets:
     Cash and cash equivalents                             $       712
     Prepaid expenses and other current assets                 188,921
                                                         -------------
             Total current assets                          $   189,633

   Investment                                                    1,036

   Furniture and equipment, net                                 13,755

   Intellectual property                                        37,858
                                                         -------------
                                                           $   242,282
                                                         =============
                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

   Current liabilities:
     Accounts payable and accrued expenses                 $   298,684
     Note payable                                               16,438
     Advances from officer                                      99,043
     Loans payable, stockholders                                81,571
     Convertible note payable                                   84,238
                                                         -------------
             Total current liabilities                     $   579,974

   Stockholders' deficiency:
     Common stock, par value $0.001;
       Class A - 200,000,000 shares authorized;
         50,853,109  shares issued and outstanding              50,853
       Class B - 9,643,359 shares authorized,
         issued and outstanding                                  9,643
      Additional paid-in capital                             5,395,250
      Accumulated foreign currency translation
         adjustment                                           (22,732)
      Deficit accumulated during the development
         stage                                             (5,770,706)
                                                         -------------
             Total stockholders' deficiency                  (337,692)
                                                         -------------
                                                           $   242,282
                                                         =============


See accompanying independent auditors' report and notes to consolidated financial statements.


                        PLAYANDWIN, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS



                                                              April 22, 1996
                                             Year ended       (inception) to
                                            February 28,       February 28,
                                                2001               2001
                                          ----------------  ----------------
Revenues                                    $           -       $          -

General and administrative expenses             4,625,237          5,770,706
                                           --------------     --------------
Net loss                                      (4,625,237)        (5,770,706)

Other comprehensive loss, net of taxes -
  foreign currency translation                   (17,950)            (9,403)
                                           --------------     --------------
Comprehensive loss                          $ (4,643,187)      $ (5,780,109)
                                           ==============    ===============

Loss per common share, basic and diluted    $      (0.12)      $      (0.24)
                                           ==============    ===============
Weighted average number of common
  shares outstanding, basic and diluted        39,917,525         24,208,059
                                           ==============    ===============


See accompanying independent auditors' report and notes to consolidated financial statements.

                        PLAYANDWIN, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                         Accumulated    Deficit
                                                                                           foreign    accumulated
                                                                            Additional     currency   during the      Total
                                  Class A                 Class B            paid-in     translation  development  stockholders'
                            Shares       Amount      Shares      Amount      capital      adjustment     stage      deficiency
                          ---------    ---------   ----------   --------    ----------    ---------     -------    -----------
Balance at
 April 22, 1996 - As
 Restated for stock
 split                              -      $     -           -      $   -       $     -       $     -     $     -       $     -

Shares issued for cash:
  April 22, 1996 at
   $0.001 per share         1,760,000        1,760           -          -           334             -           -         2,094
  April 22, 1996 at
   $0.002 per share           100,000          100           -          -            84             -           -           184
  June 24, 1996 at
   $0.004 per share         6,160,024        6,160           -          -        20,214             -           -        26,374
  August 6, 1996 at
   $0.04 per share            180,000          180           -          -         6,366             -           -         6,546
  December 31, 1996 at
   $0.07 per share            675,000          675           -          -        48,882             -           -        49,557
  December 31, 1996 at
   $0.01 per share          2,880,000        2,880           -          -        21,032             -           -        23,912
  January 17, 1997 at
   $0.07 per share            100,000          100           -          -         7,366             -           -         7,466
Foreign currency
  translation
  adjustment                        -            -           -          -             -         2,216           -         2,216
Net loss                            -            -           -          -             -             -   (103,485)     (103,485)
                           ----------    ---------   ---------  ---------   -----------   -----------  ----------    ----------
Balance at
 February 28, 1997 - As
 restated for stock
 split                     11,855,024       11,855           -          -       104,278         2,216   (103,485)        14,864
                           ----------    ---------   ---------  ---------   -----------   -----------  ----------    ----------


See accompanying independent auditors' report and notes to consolidated financial statements.



                        PLAYANDWIN, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY (CONTINUED)

                                                                                         Accumulated    Deficit
                                                                                           foreign    accumulated
                                                                            Additional     currency   during the      Total
                                  Class A                 Class B            paid-in     translation  development  stockholders'
                            Shares       Amount      Shares      Amount      capital      adjustment     stage      deficiency
                          ---------    ---------   ----------   --------    ----------    ---------     -------    -----------
Balance at
 February 28, 1997 - As
 Restated for stock
 split                     11,855,024       11,855           -          -       104,278         2,216   (103,485)        14,864

Shares issued for cash:
  March 26, 1997 at
   $0.12 per share             40,000           40           -          -         4,820             -           -         4,860
  April 1, 1997 at
   $0.07 per share             10,000           10           -          -           684             -           -           694
  April 4, 1997 at
   $0.17 per share             20,000           20           -          -         3,451             -           -         3,471
  April 6, 1997 at
   $0.17 per share             12,000           12           -          -         2,070             -           -         2,082
  April 20, 1997 at
   $0.03 per share             20,000           20           -          -           674             -           -           694
  May 15, 1997 at
   $0.23 per share          1,759,448        1,759           -          -       395,768             -           -       397,527
Foreign currency
  translation
  adjustment                        -            -           -          -             -         7,340           -         7,340
Net loss                            -            -           -          -             -             -   (308,555)     (308,555)
                           ----------    ---------   ---------  ---------   -----------   -----------  ----------    ----------
Balance at
 February 28, 1998 - As
 Restated for stock
 split                     13,716,472       13,716           -          -       511,745         9,556   (412,040)       122,977

Shares issued for cash:
  April 16, 1998 at
   $0.23 per share            228,568          229           -          -        53,203             -           -        53,432
Foreign currency
  translation
  adjustment                        -            -           -          -             -       (4,950)           -       (4,950)
Net loss                            -            -           -          -             -             -   (186,517)     (186,517)
                           ----------    ---------   ---------  ---------   -----------   -----------  ----------    ----------
Balance at
 February 28, 1999 - As
 Restated for stock
 split                     13,945,040       13,945           -          -       564,948         4,606   (598,557)      (15,058)
                           ----------    ---------   ---------  ---------   -----------   -----------  ----------    ----------

See accompanying independent auditors' report and notes to consolidated financial statements.


                        PLAYANDWIN, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY (CONTINUED)

                                                                                         Accumulated    Deficit
                                                                                           foreign    accumulated
                                                                            Additional    currency    during the      Total
                                  Class A                  Class B           paid-in     translation  development stockholders'
                            Shares       Amount      Shares       Amount     capital     adjustment      stage     deficiency
                          ---------    ---------   ----------    --------   ----------    ---------     -------    -----------
Balance at
 February 28, 1999 - As
 Restated for stock
 split                     13,945,040       13,945           -           -      564,948        4,606    (598,557)      (15,058)

Issuance of
 Class B common stock    (13,945,040)     (13,945)  13,945,040      13,945            -            -            -             -
Issuance of shares of
 acquisition of
 Playandwin                28,300,000       28,300           -           -     (28,710)            -            -         (410)
Shares issued for cash:
  October 20, 1999 at
   $0.38 per share            200,000          200           -           -       74,800            -            -        75,000
  January 17, 1999 at
   $0.38 per share            200,000          200           -           -       74,800            -            -        75,000
  January 20, 2000 at
   $0.50 per share             80,000           80           -           -       39,920            -            -        40,000
  February 3, 2000 at
   $0.50 per share             75,000           75           -           -       37,425            -            -        37,500
  February 20, 2000 at
   $0.50 per share             45,000           45           -           -       22,455            -            -        22,500
  Issuance of
   options for services             -            -           -           -      484,604            -            -       484,604
Foreign currency
  translation
  adjustment                        -            -           -           -            -      (9,388)            -       (9,388)
Net loss                            -            -           -           -            -            -    (546,912)     (546,912)
                           ----------    ---------   ---------   ---------  -----------  -----------   ----------    ----------
Balance at
 February 29, 2000 - As
 Restated for stock
 split                     28,900,000       28,900  13,945,040      13,945    1,270,242      (4,782)  (1,145,469)       162,836
                           ----------    ---------   ---------   ---------  -----------  -----------   ----------    ----------

See accompanying independent auditors' report and notes to consolidated financial statements.



                        PLAYANDWIN, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY (CONTINUED)



                                                                                           Accumulated    Deficit
                                                                                             foreign    accumulated
                                                                              Additional    currency    during the      Total
                                   Class A                   Class B           paid-in     translation  development stockholders'
                             Shares       Amount       Shares       Amount     capital     adjustment      stage      deficiency
                           ---------     ---------   ----------    --------   ----------    ---------     -------    -----------
Balance at
 February 29, 2000 - As
 Restated for stock
 split                      28,900,000       28,900   13,945,040      13,945    1,270,242      (4,782)  (1,145,469)        162,836

Shares issued for cash:
  March 31, 2000 at
   $0.44 per share             700,000          700            -           -      305,550            -            -        306,250
  June 13, 2000 at
   $0.25 per share           1,600,000        1,600            -           -      398,400            -            -        400,000
  September 15, 2000 at
   $0.11 per share           1,360,000        1,360            -           -      150,640            -            -        152,000
  Expense for shares
  sold below market value            -            -            -           -      402,150            -            -        402,150
  Offering costs                     -            -            -           -    (124,508)            -            -      (124,508)
Shares issued for
 services:
  March 31, 2000 at
   $0.72 per share              11,428           11            -           -        8,217            -            -          8,228
  October 5, 2000 at
   $0.22 per share          11,480,000       11,480            -           -    2,537,059            -            -      2,548,539
  November 1, 2000 at
   $0.18 p share             2,500,000        2,500            -           -      447,500            -            -        450,000
Foreign currency
  translation adjustment             -            -            -           -            -     (17,950)                    (17,950)
Conversion of Class B
 shares to Class A
 shares in October 2000      4,301,681        4,302  (4,301,681)     (4,302)                         -            -              -
Net loss                             -            -            -           -            -            -  (4,625,237)    (4,625,237)
                            ----------    ---------    ---------   ---------  -----------  -----------   ----------     ----------
Balance at
 February 28, 2001 - As
 Restated for stock
 split                      50,853,109    $  50,853    9,643,359   $   9,643  $ 5,395,250  $  (22,732)  $(5,770,706     $(337,692)
                            ==========    =========    =========   =========  ===========  ===========   ==========     ==========

See accompanying independent auditors' report and notes to consolidated financial statements.



                        PLAYANDWIN, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                 April 22, 1996
                                                   Year ended    (inception) to
                                                  February 28,    February 28,
                                                      2001            2001
                                                  -----------    ---------------
Cash flows provided by (used for)
 operating activities:
  Net loss                                       $ (4,625,237)     $ (5,770,706)

 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                      276,044          366,275
    Write-off of due from related company                    -           43,840
    Write-off of intellectual property                       -           86,620
    Common stock issued for services rendered        3,006,767        3,006,767
    Expense for shares sold below market value         402,150          402,150

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Prepaid expenses and other current assets         (26,426)         (26,426)
    Intellectual property                                1,908            1,908

  Increase (decrease) in liabilities -
    accounts payable and accrued expenses               82,649          298,684
                                                 -------------     ------------
     Net cash used for operating activities          (882,145)      (1,590,888)
                                                 -------------     ------------
Cash flows provided by (used for) investing
 activities:
  Advances to related company                                -         (56,944)
  Repayments from related company                            -           13,104
   Investment                                                -          (1,036)
   Purchase of furniture and equipment                 (8,151)         (26,940)
   Purchase of intellectual property                         -        (126,386)
                                                 -------------     ------------
      Net cash used for investing activities           (8,151)        (198,202)
                                                 -------------     ------------
 Cash flows provided by (used for) financing
  activities:
   Book overdraft                                            -                -
   Advances from note payable                           91,438           91,438
   Advances from officer                                99,043           99,043
   Repayments of loans payable, stockholders          (24,820)         (24,820)
   Proceeds from convertible note payable                    -           84,238
   Issuance of common stock for cash                   733,742        1,562,635
                                                 -------------     ------------
      Net cash provided by financing activities        899,403        1,812,534
                                                 -------------     ------------

 See accompanying independent auditors' report and notes to consolidated financial statements.


                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  April 22, 1996
                                    Year ended    (inception) to
                                   February 28,    February 28,
                                       2001            2001
                                   -----------     -------------
Change in foreign currency
 translation adjustment                (17,950)        (22,732)
                                    -----------     ----------
Increase (decrease) in cash
 and cash equivalents                   (8,843)            712

Cash and cash equivalents,
 beginning of period                      9,555              -
                                    -----------     ----------
Cash and cash equivalents,
 end of period                          $   712        $   712
                                    ===========     ==========
Supplemental disclosure of
 cash flow information:
  Interest paid                         $     -        $     -
                                    ===========     ==========
  Income taxes paid                     $     -        $     -
                                    ===========     ==========

Supplemental disclosure of non-cash investing and financing transactions:

   For the year ended February 29, 2000, the Company granted an option to purchase 320,000 shares of the Company's common stock in return for consulting services rendered. The option was valued at $75,540.

   For the year ended February 29, 2000, the Company granted to four members of the advisory board options to purchase an aggregate amount of 1,900,000 shares of the Company's common stock in return for services rendered. The options were valued at $409,064.

   For the year ended February 28, 2001, the Company issued 13,991,428 shares of its common stock valued at $3,006,767, the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock, for services rendered.

   For the year ended February 28, 2001, the Company sold 3,660,000 shares of its common stock for gross proceeds of $858,250. The sales price was below the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock. Therefore the Company recorded a financing charge of $402,150, with a corresponding offset to additional paid-in capital for the difference between the current market value and the gross sales proceeds.

See accompanying independent auditors' report and notes to consolidated financial statements.


                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(1)  Summary of Significant Accounting Policies:

     Business Activity:

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

     Subsidiaries:

          In September 1999, the Company formed Playandwin Canada, Inc. ("PWINC") an Ontario, Canada corporation. PWINC was formed to acquire and be the parent for the Company's acquisition of Lynx Gaming Corporation ("LYNX") (Note 2).

     Basis of Consolidation:

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

     Basis of Presentation:

          As reflected in the accompanying financial statements, the Company has had recurring losses from operations, a negative cash flow from operations, no established source of revenues and its current liabilities exceed its current assets. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

          Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:


          * The Company is continuing to develop its business plan, which they expect to implement and begin operations in the fourth calendar quarter of 2001. However, Management does expect the Company to generate a small income and positive cash flow for its fiscal year ended February 28, 2002.



See accompanying independent auditors' report.

                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(1)  Summary of Significant Accounting Policies, Continued:

     Basis of Presentation, Continued:

          * Management expects to fund any negative cash flows or capital expenditures from a private placement in the amount of $1,000,000 or other sales of the Company's securities as may be deemed appropriate by the Company's Board of Directors.

     Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value:

          For certain of the Company's financial instruments, none of which are held for trading, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

     Cash:

          Equivalents

          For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

          Concentration

          The  Company  maintains its cash in bank  deposit  accounts,
          which,  at times, may exceed federally insured limits.   The
          Company has not experienced any losses in such accounts.

     Investment:

          The investment in Racingo Investments Ltd. ("RIL") is recorded at cost. The Company and a third-party created RIL as a holding Company for the intellectual property owned by the parties. Each party licensed their intellectual property to RIL, and the Company has been granted the rights to act as the agent or operating company to exploit the intellectual property, as noted in Note 3. The Company owns a 10% equity investment in RIL and as of February 28, 2001. RIL has not begun operations.

     Furniture and Equipment:

          Furniture  and  equipment are stated at cost.   Depreciation
          and amortization is computed using the declining balance method over the useful lives of the five years.

See accompanying independent auditors' report.

                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(1)  Summary of Significant Accounting Policies, Continued:

     Intellectual Property:

          Intellectual property is recorded at cost and includes all costs to register trademarks, which includes legal fees and registration costs. These costs will be amortized over twenty years, which represents the life of the registered trademarks. Also, the Company has granted a certain third party a 50% beneficial ownership in the Company's registered trademarks.

     Impairment of Long-Lived Assets:

          In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

     Translation of Foreign Currency:

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

     Advertising Costs:

          Advertising costs are expensed as incurred. Advertising expense includes costs related to promoting RACINGO amounted to approximately $117,000 for the year ended February 28, 2001 and $15,000 for the year ended February 29, 2000.

     Income Taxes:

          The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

See accompanying independent auditors' report.

                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(1)  Summary of Significant Accounting Policies, Continued:

     Net Loss Per Common Share:

          The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the potential common shares were dilutive. At February 28, 2001 and February 29, 2000, the weighted average shares outstanding would have been increased by 3,489,712 shares of the Company's common stock if the issued and exercisable stock options and warrants would have been dilutive.

     Comprehensive Income:

          SFAS No. 131 "Reporting Comprehensive Income", establishes standards for the reporting and displaying of comprehensive income and its components in the financial statements. In accordance with SFAS No. 52, the Company has a Foreign Currency Translation Adjustment. This is a component of the Company's Comprehensive Loss, which is displayed as a component of the Statement of Operation and Comprehensive Loss.

     Recently Issued Accounting Pronouncements:

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2002. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.

          In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." These statements are not applicable to the Company.

          In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company does not expect the adoption of SFAS No. 138 to have a material impact, if any, on its financial position or results of operations.

          In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89, and 121." The Company does not expect the adoption of SFAS No. 139 to have a material impact, if any, on its financial position or results of operations.

          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and
          Extinguishments of Liabilities." This statement is not applicable to the Company.

          In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first became convertible. This EITF 00-27 could impact future financial statements, should the Company enter into such agreements.

(2)  Acquisitions:

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

     LYNX

     On October 1, 1999, PWINC entered into a share exchange agreement to acquire 100% of the outstanding common stock of LYNX. In accordance with the agreement, the stockholders of LYNX (i) received 13,945,040 warrants, which enable the holders to receive 13,945,040 shares of the Company's common stock, for 6,972,520 shares of LYNX's common stock; (ii) exchanged 1,589,712 warrants to purchase 1,589,712 shares of the Company's common stock at $0.29 per share, exercisable until March 31, 2001 (see Note 10 "Class B Common Shares"), for 794,856 warrants to purchase 794,856 shares of the LYNX's common stock at $0.58 per share.

See accompanying independent auditors' report.



                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


(2)  Acquisitions, Continued:

     LYNX, Continued

     The 13,945,040 warrants which are convertible, at no cost to the holder, into shares of the Company's common stock in three installments of 4,648,347 shares on each of October 1, 2000, October 1, 2001 and October 1, 2002. However, these warrants can be called by the Company on the earlier of October 1, 2004 or the occurrence of a take-over bid for all of the issued and outstanding stock of the Company.

     As a result of this transaction, the operations of LYNX will constitute 100% of the operations of the Company. Accordingly, the transaction has been treated for accounting purposes as a reverse takeover of the Company and therefore, the historical continuing financial statements represent a continuation of the legal subsidiary, PWINC, not Playandwin, the legal parent. In accounting for this transaction:

     * LYNX   is  deemed  to  be  the  acquirer  and  parent  company.
       Accordingly,   its  net  assets  will  be   included   in   the
       consolidated balance sheet at their historical book values;

     * Control of the net assets and business of Playandwin was acquired effective October 1, 1999, the effective date. This transaction has been accounted for as a purchase of the assets and liabilities of Playandwin by LYNX. Since Playandwin had no assets, liabilities or operations prior to the merger, no excess cost over fair value of net assets acquired will be recorded.

(3)  Investment:

     Master License Agreement

     On October 7, 1999, PEST entered into a twenty-year master agreement with Racingo Investments Ltd. ("RIL") (a Delaware corporation) to license the Canadian and world rights of Racingo copyright assets. Racingo is a concept developed by PEST for a pari-mutual bingo-type wager game and lottery. PEST has developed the concept and obtained patents and trademarks in Canada and
     Europe. PEST received a one-time fee of $1,000 from RILfor the license. Also in conjunction with the agreement, PEST purchased 100 common shares, 125 class A shares, 175 class B shares and 250 class C shares of RIL for $1,036. The shares received by PEST constitute a 10% equity investment in the voting shares of RIL. PEST will receive the following distributions i) 12.5% of the net income derived from the licensee's North American Land based agreement; ii) 17.5% of the net income derived from the licensee's North American Land based operations other than the Internet License agreement and North American Land Based agreements, see "License Agreements" below; iii) 25% of all other net income derived from the licensee.

See accompanying independent auditors' report.


                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(3)  Investment, Continued:

     License Agreements

     Also, on October 7, 1999, the Company simultaneously entered into two individual ten-year license agreements with RIL (North American Land Based and Internet License Agreements) to use the Racingo products and trademarks to facilitate both wagering on the Internet, Worldwide, and North American on-and off-track. Also, the two agreements provide the Company first right of refusal on any licensing of Racingo in any venue other than the Internet and North America on-and off-track betting. This right of first refusal will last until March 1, 2002. If the Company wants to exercise its rights, it must respond to and match any bona fide offer made to licensor by a third party within 60 days of licensor's receipt of such an offer.

(4)  Furniture and Equipment:

     A summary is as follows:

                                   February 28,
                                       2001
                                     --------
     Computer                       $   11,644
     Furniture                          11,308
                                   -----------
                                        22,952
     Less accumulated                    9,197
     depreciation
                                   -----------
                                    $   13,755
                                   ===========

(5)  Note Payable:

     As of February 28, 2001, note payable consisted of an unsecured note payable for $16,438 which is non-interest bearing and due on demand.


(6)  Advances from Officer:

     As of February 28, 2001, an officer of the Company has advanced $99,043 as working capital for the Company. The advances are due on demand and non-interest bearing. The Company expects that the advances will be paid off during the year ending February 28, 2002, so they have not imputed interest charges on the advances.

See accompanying independent auditors' report.


                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(7)  Loans Payable, Stockholders:

     As of February 28, 2001, the Company had two loans payable to stockholders consisting of i) a $6,571 unsecured non-interest bearing note due on demand and ii) a $75,000 unsecured 15% note due on June 4, 2001 and renewable at the option of the holder with a rate of interest at 20% (see Note 12 Subsequent Event).

(8)  Convertible Note Payable:

     As of February 28, 2001, the Company had an $84,238 convertible note payable, which accrued interest at the rate of 8.0% per annum. The principal and accrued interest was due on March 1, 2001. Also, the note was convertible at a rate of $1.50 per share (the market value of the Company's common stock at the date of the note) of the Company's common stock, at the holder's request, at any time prior to maturity. As of March 1, 2001, the Company was in default on the note and is in negotiations with the borrower to convert the note to shares of the Company's common stock.

(9)  Commitments and Contingencies:

     Marketing Agreement

     On December 1, 1999, the Company entered into an agreement with PacCanUs, Inc. ("PCU"). PCU is to provide management services relating to the agreement negotiated with Autotote, Inc., prepare presentations necessary to sell Racingo, recruit personnel and act as a strategic advisor to the Company's Creative Review Board for any marketing. These services were to be provided for a one-year period beginning on December 1, 1999. The services continued on a month-to-month basis from December 1, 2000 to May 31, 2001. For the above-mentioned services, the Company is to pay a rate of the following: $350 per hour worked; $2,400 per day worked or $21,000 per month. As of February 28, 2001, the Company has paid $2,400 per day from December 31, 1999 to May 31, 2000 and $21,000 per month from April 1, 2000 to November 30, 2000, for a total expense for this contract of $299,000. In addition to the above-mentioned amounts, the Company paid $87,853 and accrued $206,000 for $293,853 of additional expenses for change orders relating to this agreement.

     Software License Agreement

     On May 24, 2000, the Company granted Autotote Systems, Inc. ("Autotote") an exclusive license to use the intellectual property rights and know-how identified as "Racingo" owned by the Company (see Note 3 - "Master License Agreement") to develop a software application. Also, under the terms of the agreement, Autotote has licensed back to the Company an exclusive five-year license renewable for an additional five-years upon mutual agreement, to use the Racingo Software with respect to the use, conduct, delivery, sale, distribution or exploitation of Racingo under the On-and Off-Track Racingo License and the On-line Racingo License owned by the Company (see Note 3 "License Agreement")

See accompanying independent auditors' report.


                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000




(9)  Commitments and Contingencies, Continued:

     Software License Agreement, Continued

     In consideration for these terms, where Autotote is the Tote Supplier, the Company shall pay to Autotote a fee equal to the greater of:

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

     Operating leases

     The Company's future minimum annual aggregate rental payments for office space required under operating leases that have initial or remaining noncancellable lease terms in excess of one year is $15,400 for the year ending February 28, 2002.

     Rent expense under operating leases for the years ended February 28, 2001 and February 29, 2000 was approximately $15,000 and $17,900, respectively.

     Litigation

     The Company is involved with certain legal proceedings and claims, which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of their operations.




See accompanying independent auditors' report.


                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(10) Common Stock and Warrants:

     Common Stock Split and Authorized Shares

     On October 12, 2000, the Company's Board of Directors approved a 4-to-1 stock split. All applicable share and per share data presented have been adjusted for the stock split. Also, the Company's Board of Directors approved an increase in the number of authorized shares from 50,000,000 to 200,000,000.

     Class A Common Stock

     For the year ended February 28, 2001 the Company had the following Class A Common Stock Transactions:

     * Sold 3,660,000 shares of its common stock for gross proceeds of $858,250. The sales price was below the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock. Therefore the Company recorded a financing charge of $402,150, with a corresponding offset to additional paid-in capital for the difference between the current market value and the gross sales proceeds.

     * Issued 13,991,428 shares of its common stock valued at $3,006,767, the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock, for services rendered.

     Since inception through February 28, 2000, the Company has, through private placements, sold units, consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock at $0.29 per share, which are exercisable through March 31, 2001. In aggregate, the Company has issued 27,890,080 shares of its common stock and 1,589,712 warrants for a total of $578,893.

     Class B Common Stock

     In connection with the Company's acquisition of LYNX, the Board of Directors authorized 13,945,040 shares of common stock designated as Class B non-voting exchangeable shares. Each share is exchangeable into one share of the Company's Class A common stock at no cost to the holder. The shares become exercisable in three installments of 4,648,347 over a three-year period on each of October 1, 2000, 2001 and 2002. Each exchangeable share may be exchanged at the request of the Company at any time prior to October 1, 2004 the exchangeable shares shall be exchanged upon:
     (i) the occurrence of a take over bid for all of the issued and outstanding shares of the Company; or (ii) October 1, 2004.

     In October 2000, 38 stockholders of the Class B Common Stock have requested for the conversion of 4,301,681 Class B shares into 4,301,681 shares of the Company's Class A Common Stock.

See accompanying independent auditors' report.


                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(10) Common Stock and Warrants, Continued:

     Class B Common Stock, Continued

     The following table summarizes the stock warrants issued as of February 28, 2001:

                                                      Exercise
                                       Warrants        Price
                                     -------------  -----------
      Outstanding April 22, 1996               -              -
      Issued                             544,700        $   0.29
                                      ----------
      Outstanding, February 28,          544,700        $   0.29
      1997
      Issued                             930,728        $   0.29
                                      ----------
      Outstanding, February 28,        1,475,428        $   0.29
      1998
      Issued                             114,284        $   0.29
                                      ----------
      Outstanding, February 28,
      2001,
        February 29, 2000,
        and February 28, 1999          1,589,712        $   0.29
                                      ==========

     The exercisable warrants have a remaining weighted average contractual life of 0.08 years as of February 28, 2001, which expired as of March 1, 2001.

     Stock Options - Consulting Agreement

     The Company has a Stock Option Agreement with Penguin Petroleum Limited ("Penguin"), dated December 15, 1999. Under the terms of the agreement, Penguin has the option to purchase 320,000 shares of the Company's common stock in return for consulting services for 2 years. 200,000 of those shares were exercisable until January 17, 2000 and were exercised in January 2000, with the remaining 120,000 shares exercisable on or before December 15, 2001, at a price of $0.50 per share.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of these options was estimated at $75,540 (the contract value will be expensed pro-rata over the life of the contract) using the Black-Scholes option-pricing model with the following valuations and weighted-average assumptions:

          i) 200,000 shares were valued at $32,655, with dividend yields of 0%, expected volatility of 136%, risk-free interest rate of 5.5% and an expected life of 1 month;

          ii) 120,000 shares were valued at $42,885, with dividend yields of 0%; expected volatility of 136%, risk-free interest rates of 6.1% and an expected life of 1 year.

See accompanying independent auditors' report.


                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(10) Common Stock and Warrants, Continued:

     Stock Options - Board Advisors

     Four members of the advisory board were granted stock options for an aggregate amount of 1,900,000 shares at a purchase price of $0.50 per share. The options are exercisable upon grant and will expire five years after grant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of these options was estimated at $409,064 (the contract value will be expensed pro-rata over the life of the contract) using the Black-Scholes option-pricing model with the following valuations and weighted-average assumptions:

          i) 300,000 shares were granted on October 20, 1999 and valued at $84,703, with dividend yields of 0%, expected volatility of 136%, risk-free interest rates of 6.03% and an expected life of 1 year;

          ii) 1,300,000 shares were granted on November 8, 1999 and valued at $217,018, with dividend yields of 0%, expected volatility of 136%, risk-free interest rates of 6.03% and an expected life of 1 year;

          iii) 300,000 shares were granted on December 4, 1999 and valued at $107,343, with dividend yields of 0%, expected volatility of 136%, risk-free interest rates of 6.03% and an expected life of 1 year.

     The following table summarizes the stock options issued as of February 29, 2000:

                                                            Exercise
                                          Options            Price
                                        -----------       -----------
   Outstanding April 22, 1996                     -          $      -
   Issued                                         -          $      -
                                        -----------
   Outstanding, February 28, 1997                 -          $      -
   Issued                                         -          $      -
                                        -----------
   Outstanding, February 28, 1998                 -          $      -
   Issued                                         -          $      -
                                        -----------
   Outstanding, February 28, 1999                 -          $      -
   Issued                                 2,220,000          $   0.50
   Exercised                              (320,000)          $   0.50
                                        -----------
   Outstanding, February 28, 2001 and
     February 29, 2000                    1,900,000          $   0.50
                                        ===========

     The per unit weighted-average fair value of stock options granted was $0.22 on the date of grant. As of February 28, 2001, the outstanding stock options have a weighted average remaining contractual life of 3.62 years.

See accompanying independent auditors' report.

                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(11) Income Taxes:

     The components of the provision for income taxes is as follows:

                                  February 28
                                    2001
                                 ----------
     Current tax expense:
       U.S. Federal                $      -
       State and local                    -
                                  ---------
       Total current                      -
     Deferred tax expense:        ---------
       U.S. Federal                       -
       State and local                    -
                                  ---------
       Total deferred                     -
                                  ---------
         Total tax provision
          from continuing
          operations               $      -
                                  =========

                                    February 28
                                      2001
                                   ----------
     Federal income taxes rate          34.0%
     Effect of valuation
     allowance                        (34.0)%
                                    ---------
     Effective income tax rate              -
                                    =========

     Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                   February 28,
                                       2001
                                  -------------
     Deferred tax assets:
       Loss carryforwards           $   801,000
       Less valuation allowance       (801,000)
                                  -------------
     Net deferred tax assets        $         -
                                  =============

     At February 28, 2001, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine whether the asset is realizable. The net change in the valuation allowance for the years ended February 28, 2001 and February 29, 2000 increased by $412,000 and $185,000, respectively. Net operating loss carryforwards expire starting in 2004.

See accompanying independent auditors' report.

                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000




(12) Subsequent Event:

     Loan Payable to Stockholder

     On June 6, 2001, the Company renegotiated its $75,000 loan payable to a stockholder for the unpaid principal and interest to be converted into 1,500,000 shares of the Company's common stock at a rate of $0.05 per share, which is the current market value based on the closing price for the Company's common stock on the date of conversion.




See accompanying independent auditors' report.


          EXHIBITS

  2.1 Share Exchange Agreement with Lynx Gaming Corp is hereby incorporated by reference to exhibit 2.1 on the amended Form 10-SB filed on May 31, 2000

  2.2 Share Exchange Agreement with P.E.S.T. Creative Gaming Corp. is hereby incorporated by reference to exhibit 2.2 on the amended Form 10-SB filed on May 31, 2000

  3.1a The   exhibits,  consisting  of  the  Company's   Articles   of
       Incorporation, are attached to the Company's Amended Form 10-SB, filed on May 31, 2000. These exhibits are incorporated by reference to that Form.

  3.1b The Company's Certificate of Change Pursuant NRS 78.209 is hereby incorporated by reference to exhibit 3.1b as filed on October 24, 2000.

  3.2 The exhibits, consisting of the Company's Bylaws are attached to the Company's Amended Form 10-SB, filed on May 10, 1999. These exhibits are incorporated by reference to that Form.

  10.1 Master License Agreement is hereby incorporated by reference to exhibit 10.1 on the amended Form 10-SB filed on May 31, 2000

  10.2 Internet License Agreement is hereby incorporated by reference to exhibit 10.2 on the amended Form 10-SB filed on May 31, 2000

  10.3 Letter  of  Agreement is hereby incorporated  by  reference  to exhibit 10.3 on the amended Form 10-SB filed on May 31, 2000

  10.4 On-   and   Off-Track  Betting  License  Agreement  is   hereby
       incorporated by reference to exhibit 10.4 on the amended Form 10-SB filed on May 31, 2000

  10.5 Software  Development  Agreement  is  hereby  incorporated   by
       reference to exhibit 10.5 on the amended Form 10-SB filed on May 31, 2000

  10.6 Memorandum   of   Understanding  is  hereby   incorporated   by
       reference to exhibit 10.6 on the amended Form 10-SB filed on May 31, 2000

  10.7 Stock Option Agreement - Penguin Petrolium Products Limited is hereby incorporated by reference to exhibit 10.7 on the amended Form 10-SB filed on May 31, 2000

  10.8 Stock   Option   Agreement   -  Stephen   Peskoff   is   hereby
       incorporated by reference to exhibit 10.8 on the amended Form 10-SB filed on May 31, 2000

  10.9 Stock   Option  Agreement  -  Andrew  DeFrancesco   is   hereby
       incorporated by reference to exhibit 10.9 on the amended Form 10-SB filed on May 31, 2000

  10.10 Stock Option Agreement - Douglas McFadden is hereby incorporated by reference to exhibit 10.10 on the amended Form 10-SB filed on May 31, 2000

  10.11       Stock   Option  Agreement  -  Adam  Hawkins  is   hereby
       incorporated by reference to exhibit 10.11 on the amended Form 10-SB filed on May 31, 2000

  10.12 The Racingo Tote Services And Software License Agreement are herebey incorporated by reference to exhibit 10 on the Form 10-KSB as filed on June 14, 2000.

  10.13 The Racingo Tote Services And Software License Agreement is hereby incorporated by reference to exhibit 10.1 on the Form 10-QSB as filed on July 17, 2000.

  10.14 Racingo Rules and Regulations is hereby incorporated by reference to exhibit 10.2 on the Form 10-QSB as filed on July 17, 2000.

  10.15       Letter   of   Intent  with  Penn  National   is   hereby
       incorporated by reference to exhibit 10 on the Form 10-QSB as filed on October 24, 2000.

  10.16 Hub Agreement with Penn National is hereby incorporated by reference to exhibit 10.1 on Form 10-QSB as filed on January 22, 2001.

  16.1 Letter   re   change   in  certifying  accountant   is   hereby
       incorporated  by  reference  to  exhibit  16  on  the   amended
       Form 10-SB filed on May 31, 2000

  16.2 Letter re change in certifying accountant is hereby incorporated by reference to exhibit 16 on the amended Form 8-K filed on April 23, 2001

  21   Subsidiaries
       Playandwin Canada, Inc. ("PWIN Canada" - incorporated in Ontario, Canada) - 100% owned by the Company;
       Lynx Gaming Corp. ("Lynx" - incorporated in Ontario, Canada) - 100% owned by PWIN Canada;
       P.E.S.T. Creative Gaming Corp. ("P.E.S.T." - incorporated in Ontario, Canada) - 95% owned by Lynx Gaming Corp. and 5% owned by PWIN Canada;
       Racingo Investments Ltd. ("RIL" - incorporated in Delaware) - owned equally by P.E.S.T. Winning Games Inc. and International Gaming Strategies Limited. (fka PacCanUs, Inc.)

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Playandwin, Inc.



                           By: /s/ Stewart Garner
                              Stewart Garner, President



                           Date: June 14, 2001