Form 10KSB/A
period 2001-02-28
PLAYANDWIN INC
filed 2001-06-18
CIK 1092762

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended February 28, 2001 Commission File No. 000-29477





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











                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Playandwin, Inc.

We have audited the accompanying consolidated balance sheet of Playandwin, Inc. (formerly Agriceuticals Technologies, Inc.) and Subsidiaries (a Development Stage Company), as of February 28, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the year ended February 28, 2001 and the cumulative period from March 1, 2000 to February 28, 2001. The cumulative period from April 22, 1996 (inception) to February 29, 2000 was audited by other auditors whose report dated June 7, 2000 is included in these financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                        PLAYANDWIN, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS



                                                                               April 22, 1996
                                             Year ended        Year ended      (inception) to
                                            February 28,      February 29,      February 28,
                                                2001              2000              2001
                                          ----------------  ----------------  ---------------
Revenues                                    $           -         $        -      $          -

General and administrative expenses             4,625,237            546,912         5,770,706
                                           --------------       ------------    --------------
Net loss                                      (4,625,237)          (546,912)       (5,770,706)

Other comprehensive loss, net of taxes -
  foreign currency translation                   (17,950)            (9,388)           (9,403)
                                           --------------       ------------    --------------
Comprehensive loss                          $ (4,643,187)        $ (556,300)     $ (5,780,109)
                                           ==============       ============   ===============

Loss per common share, basic and diluted    $      (0.12)        $    (0.02)     $      (0.24)
                                           ==============       ============   ===============
Weighted average number of common
  shares outstanding, basic and diluted        39,917,525         28,475,916        24,208,059
                                           ==============       ============   ===============


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



                        PLAYANDWIN, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                 April 22, 1996
                                                   Year ended      Year ended    (inception) to
                                                  February 28,    February 29,    February 28,
                                                      2001            2000            2001
                                                  -----------    -------------   ---------------
Cash flows provided by (used for)
 operating activities:
  Net loss                                       $ (4,625,237)      $ (546,912)     $ (5,770,706)

 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                      276,044           82,837           366,275
    Write-off of due from related company                    -           43,840            43,840
    Write-off of intellectual property                       -           86,620            86,620
    Common stock issued for services rendered        3,006,767                -         3,006,767
    Expense for shares sold below market value         402,150                -           402,150

 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Prepaid expenses and other current assets         (26,426)         (27,869)          (26,426)
    Intellectual property                                1,908                -             1,908

  Increase (decrease) in liabilities -
    accounts payable and accrued expenses               82,649           65,706           298,684
                                                 -------------     ------------      ------------
     Net cash used for operating activities          (882,145)        (295,778)       (1,590,888)
                                                 -------------     ------------      ------------
Cash flows provided by (used for) investing
 activities:
  Advances to related company                                -                -          (56,944)
  Repayments from related company                            -                -            13,104
   Investment                                                -          (1,036)           (1,036)
   Purchase of furniture and equipment                 (8,151)          (6,484)          (26,940)
   Purchase of intellectual property                         -          (3,254)         (126,386)
                                                 -------------     ------------      ------------
      Net cash used for investing activities           (8,151)         (10,774)         (198,202)
                                                 -------------     ------------      ------------
 Cash flows provided by (used for) financing
  activities:
   Book overdraft                                            -          (8,743)                 -
   Advances from note payable                           91,438                -            91,438
   Advances from officer                                99,043                -            99,043
   Repayments of loans payable, stockholders          (24,820)                -          (24,820)
   Proceeds from convertible note payable                    -           84,238            84,238
   Issuance of common stock for cash                   733,742          250,000         1,562,635
                                                 -------------     ------------      ------------
      Net cash provided by financing activities        899,403          325,495         1,812,534
                                                 -------------     ------------      ------------

 See accompanying independent auditors' report and notes to consolidated financial statements.


                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                April 22, 1996
                                    Year ended     Year ended   (inception) to
                                   February 28,   February 29,   February 28,
                                       2001           2000           2001
                                   -----------     -----------  -------------
Change in foreign currency
 translation adjustment                (17,950)         (9,388)      (22,732)
                                    -----------     -----------    ----------
Increase (decrease) in cash
 and cash equivalents                   (8,843)           9,555           712

Cash and cash equivalents,
 beginning of period                      9,555               -             -
                                    -----------     -----------    ----------
Cash and cash equivalents,
 end of period                          $   712         $ 9,555       $   712
                                    ===========     ===========    ==========
Supplemental disclosure of
 cash flow information:
  Interest paid                         $     -         $     -       $     -
                                    ===========     ===========    ==========
  Income taxes paid                     $     -         $     -       $     -
                                    ===========     ===========    ==========

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

                   PLAYANDWIN, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(11) Income Taxes:

     The components of the provision for income taxes is as follows:

                                  February 28    February 29,
                                    2001             2000
                                 ----------      ------------
     Current tax expense:
       U.S. Federal                $      -         $      -
       State and local                    -                -
                                  ---------        ---------
       Total current                      -                -
     Deferred tax expense:        ---------        ---------
       U.S. Federal                       -                -
       State and local                    -                -
                                  ---------        ---------
       Total deferred                     -                -
                                  ---------        ---------
         Total tax provision
          from continuing
          operations               $      -         $      -
                                  =========        =========

                                    February 28    February 29,
                                      2001            2000
                                   ----------      ----------
     Federal income taxes rate          34.0%          34.0%
     Effect of valuation
     allowance                        (34.0)%         (34.0)%
                                    ---------      ----------
     Effective income tax rate              -               -
                                    =========      ==========

     Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                   February 28,     February 29,
                                       2001             2000
                                  -------------      -----------
     Deferred tax assets:
       Loss carryforwards           $   801,000       $   389,000
       Less valuation allowance       (801,000)         (389,000)
                                  -------------      ------------
     Net deferred tax assets        $         -       $         -
                                  =============      ============

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