Form 10QSB
period 2001-05-31
PLAYANDWIN INC
filed 2001-07-17
CIK 1092762

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001
Commission File No. 000-29477

                      PLAYANDWIN, INC.
   (Exact name of registrant as specified in its charter)







Nevada                                             88-039116
(State of organization) (I.R.S. Employer Identification No.)

7050 Weston Rd., Vaughn, Ontario, Canada L4L 8G7
(Address of principal executive offices)

Registrant's telephone number, including area code (905) 850-
3940

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

As of July 9, 2001, there were 46,751,428 shares of common stock outstanding



                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
Playandwin, Inc. And Subsidiaries
(A Development State Company)

Consolidated Balance Sheet - May 31, 2001
(Unaudited)

                            ASSETS

Current
  Cash                                              $     1,727
  Prepaid expenses and other current assets             132,021
                                                   ------------
                                                        133,748

Investment                                                1,036

Furniture And Equipment, net                             12,938

Intellectual Property                                    39,765
                                                   ------------
                                                    $   187,487
                                                   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
  Accounts payable and accrued liabilities          $   385,584
  Loans payable - stockholders                           81,473
  Convertible note payable                               84,238
  Note payable                                           16,194
  Advances from officer                                 115,073
                                                   ------------
                                                        682,562
                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock - $0.001 par

  Class A - 200,000,000 shares authorized;
   50,853,109 shares issued and outstanding              50,853
  Class B - 9,643,359 shares authorized, issued
    and outstanding                                       9,643
  Additional paid-in capital                          5,395,250
    Accumulated   foreign  currency   translation
     adjustment                                         (9,242)
   Deficit  accumulated  during  the  development
     stage                                          (5,941,579)
                                                   ------------
Total Stockholders' Equity (Deficiency)               (495,075)
                                                   ------------
                                                    $   187,487
                                                   ============

Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)



                                             For The Three         Total From
                                             Months Ended         Inception To
                                         May 31,       May 31,       May 31,
                                          2001          2000          2001

Revenues                                $         -   $         -             $
                                                                              -

General And Administrative Expenses         170,873       283,691     5,941,579
                                       ------------   -----------  ------------
 Loss From Operations Before Income
  Taxes                                   (170,873)      (283,691    (5,941,579

Provision For Income Taxes                                      -             -
                                       ------------   -----------  ------------
Net Loss                                  (170,873)     (283,691)   (5,941,579)

Other comprehensive Loss, net of tax
    Foreign   currency   translation
     adjustment                              13,490       (1,741)       (9,242)
                                       ------------   -----------  ------------
Comprehensive Loss                      $ (157,383)   $ (285,432)  $(5,950,821)
                                      =============   ===========  ============
Loss  Per  Common share - basic  and
 diluted                                $    (0.00)   $    (0.01)
                                      =============   ===========
Weighted Average Number Of Common
   Share  Outstanding  -  basic  and
    diluted                              50,853,109    29,372,232
                                      =============   ===========

Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

                                                For The Three        Total From
                                                Months Ended         Inception
                                                                         To
                                            May 31,      May 31,      May 31,
                                             2001          2000         2001

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                $ (170,873)   $ (283,891) $(5,941,579)

  Adjustments to reconcile net loss to
net
   cash used in operating activities
  Depreciation and amortization                52,002        62,269      418,277
    Write-off of due from related party             -             -       43,840
    Write-off of intellectual property              -             -       86,620
    Common stock issued for services
     rendered                                       -             -    3,006,767
    Expense for shares sold below market
     value                                          -             -      402,150
  Changes in assets and liabilities
    Prepaid expense and other current
     assets                                     5,472             -     (52,101)
    Intellectual property                     (1,908)             -            -
    Accounts payable and accrued expenses      86,900      (49,645)      385,584
                                          -----------  ------------  -----------
Net Cash Used In Operating Activities        (28,407)     (271,267)  (1,650,442)
                                          -----------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITY

  Advances to related company                       -             -     (56,944)
  Repayments from related company                   -             -       13,104
  Investment                                        -             -      (1,036)
  Purchase of intellectual property                 -             -    (126,386)
  Purchase of furniture and equipment               -       (5,100)     (26,940)
                                          -----------  ------------  -----------
Net Cash Used In Investing Activity                 -       (5,100)    (198,202)
                                          -----------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Advances from note payable                        -             -       16,194
  Advances from officer                        16,030             -      115,073
  Advances from (repayments of) loans
   payable, stockholders                         (98)             -       81,473
  Proceeds from convertible note payable            -             -       84,238
  Issuance of common stock for cash                 -       280,625    1,562,635
                                          -----------  ------------  -----------
Net Cash Provided By Financing Activities      15,932       280,625    1,859,613
                                          -----------  ------------  -----------
CHANGE IN FOREIGN CURRENCY TRANSLATION
ADJUSTMENT                                     13,490       (1,741)      (9,242)
                                          -----------  ------------  -----------
NET CHANGE IN CASH                              1,015         2,517        1,727

CASH, Beginning of period                         712         9,555            -
                                          -----------  ------------  -----------
CASH, End of period                       $     1,727  $     12,072   $    1,727

                                          ===========  ============  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash paid during the period for
    Interest                              $         -  $          -     $      -
                                          ===========  ============  ===========
    Income taxes                          $         -  $          -     $      -
                                          ===========  ============  ===========

                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                  May 31, 2001
                                   (Unaudited)




                                                                                Accumulated     Deficit
                                                                                  Foreign     Accumulated      Total
                                      Common Stock                  Additional    Currency     During the  Stockholders'
                              Class A               Class B           Paid-in   Translation   Development     Equity
                         Shares     Amount     Shares     Amount      Capital    Adjustment      Stage     (Deficiency)


Balance at
 February 29, 2001     50,853,109   $ 50,853   9,643,359   $ 9,643  $ 5,395,250   $ (22,732)  $(5,770,706)    $(337,692)

Foreign currency
 translation
 adjustment                     -          -           -         -            -       13,490             -        13,490

Net loss                        -          -           -         -            -            -     (170,873)     (170,873)
                       ----------   --------   ---------   -------  -----------   ----------  ------------    ----------
Balance at May 31,
 2001                  50,853,109   $ 50,853   9,643,359   $ 9,643  $ 5,395,250   $  (9,242)  $(5,941,579)    $(495,075)
                       ==========   ========   =========   =======  ===========   ==========  ============    ==========




Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Notes to  Condensed Consolidated Financial Statements
(Unaudited)






NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Playandwin, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year ending February 28, 2002.


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


NOTE 3 - SALE OF SECURITIES

There have been no recent sale of securities since the year end
February 28, 2001.


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


Results Of Operation

For the three months ended May 31, 2001, and the three months ended May 31, 2000 the Company had no revenue.

The net loss for the three months ended May 31, 2001 was $170,873 compared with a net loss of $283,691 for the three months ended May 31, 2000. These losses consisted primarily of General and administrative ("G&A") expenses of $118,871 and $230,865 respectively and amortization expense of $52,000 and $52,826 respectively.

Liquidity And Capital Resources

Historically, the Company has not incurred any revenues. The current period operating cash flow deficit of approximately
$28,000 was funded primarily by $16,000 received from advances from officer.

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

                      Current Developments

On March 28, 2001, the Company announced the recent endorsement of the Racingo Rules and Regulations from the Association of Racing Commissioners International ("RCI"). On May 1, 2001, the Company announced the final approval of the Racingo Rules and Regulations by the Association of Racing Commissioners International.

                        Subsequent Events

On June 6, 2001, the Company renegotiated its $75,000 loan payable to a stockholder for the unpaid principal and interest to be converted into 1,500,000 shares of the Company's common stock at a rate of $0.05 per share, which is the current market value based on the closing price for the Company's common stock on the date of conversion.

On June 25, 2001, the Company announced that it had entered into an Internet Investor Relations Agreement with Agora International
Enterprises Corp. as well as an Investor Relations contract with LiquidT, Inc.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

            Recent Sales of Unregistered Securities.

The information required under this Item 2 is incorporated by reference in its entirety to Note 3 of the financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1a The  exhibit,  consisting  of  the  Company's  Articles   of
     Incorporation, is attached to the Company's Amended Form 10-
     SB, filed on May 31, 2000. This exhibit is incorporated by reference to that Form.

3.1b The  Company's Certificate of Change Pursuant to NRS  78.209
     is attached to this Form 10-QSB is hereby incorporated by referenced to the Form 10-QSB filed on January 22, 2001.

3.2 The exhibits, consisting of the Company's Bylaws, are attached to the Company's Amended Form 10-SB, filed on May
     31, 2000. These exhibits are incorporated by reference to that Form.

Reports on Form 8-K:

The  Company filed a Form 8-K and an Amended Form 8-K on  January
22,   2001  and  April  23,  2001,  respectively,  regarding  the
Company's change in accountants.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Playandwin, Inc.


                           By: /s/ Stewart Garner
                              Stewart Garner,
                              President/Secretary/Treasurer



                           Date: July 16, 2001