Form 10QSB/A
period 2001-05-31
PLAYANDWIN INC
filed 2001-07-23
CIK 1092762

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                       Amendment No. 1
                             to
                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

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
                                                   ------------
                                                        682,562
                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock - $0.001 par

  Class A - 200,000,000 shares authorized;
   50,853,109 shares issued and outstanding              50,853
  Class B - 9,643,359 shares authorized, issued
    and outstanding                                       9,643
  Additional paid-in capital                          5,395,250
  Accumulated other comprehensive loss                  (9,242)
   Deficit  accumulated  during  the  development   (5,941,579)
stage
                                                   ------------
Total Stockholders' Equity (Deficiency)               (495,075)
                                                   ------------
                                                    $   187,487
                                                   ============

Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)



                                                       For The Three           Total From
                                                        Months Ended          Inception To
                                                   May 31,        May 31,        May 31,
                                                    2001           2000           2001

Revenues                                          $         -    $         -   $           -

General And Administrative Expenses                   170,873        283,691       5,941,579
                                                 ------------    -----------   -------------
   Loss From Operations Before Income Taxes         (170,873)       (283,691      (5,941,579

Provision For Income Taxes                                                 -               -
                                                 ------------    -----------   -------------
Net Loss                                            (170,873)      (283,691)     (5,941,579)

Other comprehensive Loss, net of tax
  Foreign currency translation adjustment              13,490        (1,741)         (9,242)
                                                 ------------    -----------   -------------
Comprehensive Loss                                $ (157,383)    $ (285,432)   $ (5,950,821)
                                                =============    ===========   =============
Loss Per Common share - basic and diluted         $    (0.00)    $    (0.01)
                                                =============    ===========
Weighted Average Number Of Common
  Share Outstanding - basic and diluted            50,853,109     29,372,232
                                                =============    ===========

Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

                                                       For The Three            Total From
                                                        Months Ended           Inception To
                                                   May 31,        May 31,        May 31,
                                                    2001           2000            2001

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $ (170,873)    $ (283,891)   $ (5,941,579)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Depreciation and amortization                        52,002         62,269         418,277
    Write-off of due from related party                     -              -          43,840
    Write-off of intellectual property                      -              -          86,620
    Common stock issued for services rendered               -              -       3,006,767
    Expense for shares sold below market value              -              -         402,150
  Changes in assets and liabilities
    Prepaid expense and other current assets            5,472              -        (52,101)
    Intellectual property                             (1,908)              -               -
    Accounts payable and accrued expenses              86,900       (49,645)         385,584
                                                  -----------   ------------   -------------
Net Cash Used In Operating Activities                (28,407)      (271,267)     (1,650,442)
                                                  -----------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITY

  Advances to related company                               -              -        (56,944)
  Repayments from related company                           -              -          13,104
  Investment                                                -              -         (1,036)
  Purchase of intellectual property                         -              -       (126,386)
  Purchase of furniture and equipment                       -        (5,100)        (26,940)
                                                  -----------   ------------   -------------
Net Cash Used In Investing Activity                         -        (5,100)       (198,202)
                                                  -----------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Advances from note payable                                -              -          16,194
  Advances from officer                                16,030              -         115,073
  Advances from (repayments of) loans
   payable, stockholders                                 (98)              -          81,473
  Proceeds from convertible note payable                    -              -          84,238
  Issuance of common stock for cash                         -        280,625       1,562,635
                                                  -----------   ------------   -------------
Net Cash Provided By Financing Activities              15,932        280,625       1,859,613
                                                  -----------   ------------   -------------
CHANGE IN FOREIGN CURRENCY TRANSLATION                 13,490        (1,741)         (9,242)
ADJUSTMENT
                                                  -----------   ------------   -------------
NET CHANGE IN CASH                                      1,015          2,517           1,727

CASH, Beginning of period                                 712          9,555               -
                                                  -----------   ------------   -------------
CASH, End of period                               $     1,727   $     12,072   $       1,727
                                                  ===========   ============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash paid during the period for
    Interest                                      $         -   $          -   $           -
                                                  ===========   ============   =============
    Income taxes                                  $         -   $          -   $           -
                                                  ===========   ============   =============

                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                  May 31, 2001
                                   (Unaudited)




                                                                                                     Deficit
                                                                                     Accumulated   Accumulated      Total
                                           Common Stock                  Additional     Other       During the  Stockholders'
                                   Class A               Class B           Paid-in   Comprehensive  Development    Equity
                              Shares     Amount     Shares     Amount      Capital       Loss         Stage     (Deficiency)


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
                            ==========   ========   =========   =======  ===========   ==========  ============    ==========




Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Notes to  Condensed Consolidated Financial Statements
(Unaudited)






NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Playandwin, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year ending February 28, 2002. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended February 28, 2001 included in the annual report filed on Form 10-KSB for that year.


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

NOTE 4 - SUBSEQUENT EVENTS

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



                           Date: July 20, 2001