Form 10QSB
period 2001-08-31
PLAYANDWIN INC
filed 2001-10-24
CIK 1092762

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001
Commission File No. 000-29477

                      PLAYANDWIN, INC.
   (Exact name of registrant as specified in its charter)







Nevada                                             88-039116
(State of organization) (I.R.S. Employer Identification No.)

7050 Weston Rd., Vaughn, Ontario, Canada L4L 8G7
(Address of principal executive offices)

Registrant's telephone number, including area code (905) 850-3940

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

As of October 22, 2001, there were 6,831,002 shares of common stock outstanding (post-split)



                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Playandwin, Inc. And Subsidiaries
(A Development State Company)

Consolidated Balance Sheet
(Unaudited)


                                                              August 31,
                                                                 2001

                                  ASSETS

Current
  Cash                                                            $   242
  Prepaid expenses and other current assets                        45,070
                                                              -----------
                                                                   45,312

Investment                                                          1,036

Furniture And Equipment, net                                       12,326

Intellectual Property                                              39,765
                                                              -----------
                                                               $   98,439
                                                              ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
  Accounts payable and accrued liabilities                    $   402,949
  Loans payable - stockholders                                     81,474
  Note payable                                                     16,195
  Advances from officer                                           110,580
                                                              -----------
                                                                  611,198
                                                              -----------

                    STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock - $0.001 par

  Class A - 200,000,000 shares authorized;
   56,503,109 shares issued and outstanding                        56,503
   Class B - 9,643,359 shares authorized, issued
    and outstanding                                                 9,643
  Additional paid-in capital                                    5,582,300
  Accumulated other comprehensive income                            1,054
  Deficit accumulated during the development stage            (6,162,259)
                                                              -----------
Total Stockholders' Equity (Deficiency)                         (512,759)
                                                              -----------
Total Liabilities And Stockholders' Equity (Deficiency)        $   98,439
                                                              ===========


                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                                                         Total From
                                           For The Three Months Ended     For The Six Months Ended      Inception To
                                            August 31,     August 31,     August 31,     August 31,   August 31, 2001
                                               2001           2000           2001           2000

Revenues                                    $        -      $         -    $         -    $         -     $          -

General And Administrative Expenses            231,096          353,644        391,553        635,594        6,162,259
                                          ------------     ------------   ------------    -----------    -------------
Loss From Operations Before Income Taxes     (231,096)        (353,644)      (391,553)      (635,594)      (6,162,259)

Provision For Income Taxes                           -                -              -              -                -
                                          ------------     ------------   ------------    -----------    -------------
Net Loss                                     (231,096)        (353,644)      (391,553)      (635,594)      (6,162,259)

Other Comprehensive Loss, net of tax
   Foreign currency translation                 10,296          (5,250)         23,786        (6,991)            1,054
adjustment
                                          ------------     ------------   ------------    -----------    -------------
Comprehensive Loss                         $ (220,800)     $  (358,894)   $  (367,767)   $  (642,585)    $ (6,161,205)
                                          ============     ============   ============    ===========    =============
Loss Per Common Share - basic and diluted  $      0.00     $     (0.01)   $     (0.01)      $  (0.02)
                                          ============     ============   ============    ===========
Weighted Average Number of Common           53,678,109       30,944,760     52,265,609     30,159,524
   Share Outstanding - basic and diluted  ============     ============   ============    ===========



                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                 August 31, 2001
                                   (Unaudited)


                                                                               Accumulated       Deficit
                                                                                  Other        Accumulated     Total
                                    Common Stock                   Additional  Comprehensive    During the   Stockholders'
                          Class A                 Class B           Paid-in       Income       Development     Equity
                     Shares      Amount     Shares       Amount     Capital       (Loss)          Stage     (Deficiency)


Balance at
 February 29,
  2001             50,853,109    $  50,853   9,643,359     $  9,643 $5,395,250     $(22,732)    $(5,770,706)   $(337,692)

Shares issued
 for services
 07/05/01
 at $0.057
 per share            200,000          200           -            -     11,200             -               -       11,400

Shares issued
 for services
 07/12/01 at
 $0.034 per share   1,950,000        1,950           -            -     64,350             -               -       66,300

Shares issued
 for debt
 conversion
 07/12/01 at
 $0.034 per share   2,500,000        2,500           -            -     82,500             -               -       85,000

Shares issued
 for services
 07/16/01 at
 $0.30 per share    1,000,000        1,000           -            -     29,000             -               -       30,000

Foreign currency
 translation
 adjustment                 -            -           -            -          -        23,786               -       23,786

Net loss                    -            -           -            -          -             -       (391,553)    (391,553)
                   ----------    ---------   ---------    --------- ----------     ---------    ------------  -----------
Balance at
 August 31, 2001   56,503,109    $  56,503   9,643,359     $  9,643 $5,582,300      $  1,054    $(6,162,259)  $ (512,759)
                   ==========    =========   =========    ========= ==========     =========    ============  ===========



                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                            Total From
                                                 For The Three Months Ended    For The Six Months Ended    Inception To
                                                Aug. 31, 2001  Aug. 31, 2000    Aug. 31,      Aug. 31,     Aug. 31, 2001
                                                                                  2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss and comprehensive loss               $  (231,096)    $  (353,644)   $  (391,553)  $  (635,594)   $(6,162,259)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation and amortization                      52,019          52,826        104,021       105,652        470,296
   Write-off of due from related party                     -               -              -             -         43,840
   Write-off of intellectual  property                     -               -              -             -         86,620
   Common stock issued for services rendered         107,700               -        107,700             -      3,114,467
   Expense for shares sold  below market value             -               -            -              -         402,150
  Changes in assets and liabilities
   Prepaid expenses and other current assets          46,726          10,314         41,782        10,200       (16,557)
   Accounts payable and accrued expenses              17,363        (13,725)        104,263      (63,370)        402,949
                                                ------------      ----------   ------------   -----------   ------------
   Net Cash Provided By (Used In) Operating
             Activities                              (7,288)       (304,229)       (33,787)     (583,112)    (1,658,494)
                                                ------------      ----------   ------------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITY
  Purchase of furniture and equipment                      -               -              -       (7,081)       (26,940)
  Increase in intellectual property                        -               -        (1,908)             -      (126,386)
  Increase in investment                                   -               -              -             -        (1,036)
  Advances to related party                                -               -              -             -       (56,944)
  Repayments from related party                            -               -              -             -         13,104
                                                ------------      ----------   ------------   -----------   ------------
     Net Cash Used In Investing Activity                   -               -        (1,908)       (7,081)      (198,202)
                                                ------------      ----------   ------------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible debt                           -               -              -             -         85,000
  Advances from note payable                               -               -              -             -         16,195
  Increase (decrease) in bank overdraft                    -         (7,190)              -         2,607              -
  Advances from (to) officer                         (4,493)               -         11,537             -       110,580
  Issuance of common stock for cash                        -         329,109              -       609,734      1,562,635
  Increase (decrease) in loans payable -
    stockholders                                           -        (24,712)           (98)      (24,712)         81,474
                                                ------------      ----------   ------------   -----------   ------------
   Net Cash Provided By (Used In) Financing
    Activities                                       (4,493)         297,207         11,439       587,629      1,855,884
                                                ------------      ----------   ------------   -----------   ------------
    CHANGE IN FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                       10,296         (5,250)         23,786       (6,991)          1,054
                                                ------------      ----------   ------------   -----------   ------------
   NET CHANGE IN CASH AND CASH EQUIVALENTS           (1,485)        (12,272)          (470)       (9,555)            242

CASH AND CASH EQUIVALENTS, Beginning of period         1,727          12,272            712         9,555              -
                                                ------------      ----------   ------------   -----------   ------------
CASH AND CASH EQUIVALENTS, End of period              $  242            $  -         $  242          $  -         $  242
                                                ============      ==========   ============   ===========   ============



                        Playandwin, Inc. And Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                                        Total From
                                               For The Three Months Ended   For The Six Months Ended   Inception To
                                                 Aug. 31,      Aug. 31,      Aug. 31,      Aug. 31,      Aug. 31,
                                                   2001          2000          2001          2000          2001

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
                 INFORMATION

  Cash paid during the period for
    Interest                                           $  -           $  -         $  -          $  -           $  -
                                                 ==========     ==========  ===========    ==========     ==========
    Income taxes                                       $  -           $  -         $  -          $  -           $  -
                                                 ==========     ==========  ===========    ==========     ==========




Playandwin, Inc. And Subsidiaries
(A Development Stage Company)

Notes to  Condensed Consolidated Financial Statements
(Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Playandwin, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year ending February 28, 2002. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended February 28, 2001 included in the annual report filed on Form 10-KSB for that year.


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


NOTE 3 - SALE OF SECURITIES

On July 5, 2001, the Company issued 200,000 shares of its common stock for services rendered having a fair value of $11,400.

On July 12, 2001, the Company issued 1,950,000 shares of its common stock for services rendered having a fair value of $66,300.

On July 12, 2001, the Company issued 2,500,000 shares of its common stock for conversion of debt having a fair value of $85,000.

On July 16, 2001, the Company issued 1,000,000 shares of its common stock for services rendered having a fair value of $30,000

NOTE 4 - SUBSEQUENT EVENTS

On September 25, 2001, the Company adopted resolutions of authorize a reverse split on a 1:20 basis. The number of its authorized shares was decreased to 10,000,000 shares of its common stock, par value $0.001 pursuant to NRS 78.207.

On October 16, 2001, the Company amended its Articles of Incorporation to increase the number of authorized shares to 200,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

On October 9, 2001, the Company registered 3,675,000 shares of its common stock on Form S-8 to be issued to eligible participants of the Company's Consulting and Legal Services Plan. Of this amount, 3,550,000 shares have been issued. Of those shares which have been issued, 1,990,000 shares were issued on October 9, 2001 at a value of $0.62 per share, which is the current market value on the date of issuance. On October 11, 2001, the Company issued 1,435,000 shares of the registered shares of stock pursuant to the filing of the Form S-8, which were issued at a value of $0.88 per share, which is the current market value on the date of issuance. On October 18, 2001, the Company issued an additional 125,000 shares at a value of $0.95 per share, which is the current market value on the date of issuance.

On October 9, 2001 the Company issued 670,930 shares of its common stock for conversion of debt at a conversion rate of $0.30 per share, with a market value at $0.62 per share. The difference between the conversion rate and the market will be recognized as additional interest expense. The issuance of these shares were authorized by resolutions of the Board of Directors in reliance upon the exemption from registration requirements of Section 5 of the Act, as provided in Section 4(2) of the Act.

On October 18, 2001, the Company authorized a dividend to its shareholders of record as of October 29, 2001. The dividend entitles the record shareholders to receive one share of the Company's wholly-owned subsidiary, Playandwin Canada, Inc. for each common share held of Playandwin, Inc.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION

   Management's Discussion and Analysis of Financial Condition

                             General

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended February 29, 2001 included in its Annual Report on form 10 - KSB. The discussion of results, causes and trends will necessarily continue in the future.


Results Of Operations

Three Months Ended August 31, 2001

For the three months ended August 31, 2001 and the three months ended August 31, 1999, the Company had no revenues.

The net loss for the three months ended August 31, 2001 was $231,096 compared to a net loss of $353,644 for the three months ended August 31, 2000. These losses consisted primarily of General & Administrative ("G & A") expenses of $179,704 and $300,818 respectively and amortization expense of $51,392 and $52,826 respectively. The decrease in G & A was primarily due to:
i)  a  $95,000 decrease in professional fees; and ii)  a  $36,000 decrease in wages.

Six Months Ended August 31, 2001

For the six months ended August 31, 2001 and the six months ended
August 31, 2000, the Company had no revenue.

The net loss for the six months ended August 31, 2001 was $391,553 compared with a net loss of $692,467 for the six months ended August 31, 2000. These losses consisted primarily of G & A expenses of $288,769 and $586,815 respectively and amortization expense of $102,784 and $105,652 respectively. The decrease in G & A was primarily due to: i) a $125,000 decrease in professional fees and consultants hired to assist in the implementation and development of the Company's operations, ii) a $95,000 decrease in product development costs; and iii) a $60,000 decrease in wages.

Liquidity And Capital Resources

Historically, the Company has not incurred any revenues. The current period operating cash flow surplus of approximately
$49,000 was funded primarily by $12,000 received from an officer of the Company and $37,000 increase in accounts payable.

The Company has certain cash requirements to initiate its business plan. Management has estimated these requirements to be as follows: i) begin the operations of the Racingo Land Based operation estimated to be approximately $1,000,000 and ii) general and administrative costs estimated to be approximately $250,000. The Company must also arrange for insurance for guaranteed jackpots. Management has been in discussion with an insurance carrier and has an estimated cost of $70,000 per $1 million guaranteed.

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

                        Subsequent Events

On September 19, 2001, Mr. John G. Simmonds resigned as a member of the board of directors, effective immediately. The remaining members of the board did not fill the vacancy created by Mr.
Simmonds' resignation.

On September 25, 2001, the Company adopted resolutions of authorize a reverse split on a 1:20 basis. The number of its authorized shares was decreased to 10,000,000 shares of its common stock, par value $0.001 pursuant to NRS 78.207.

On  October  16,  2001,  the  Company  amended  its  Articles  of
Incorporation  to  increase the number of  authorized  shares  to
200,000,000  shares  of  common  stock,  par  value  $0.001   and
50,000,000 shares of preferred stock, par value $0.001.

On  October 9, 2001, the Company registered 3,675,000  shares  of
its   common  stock  on  Form  S-8  to  be  issued  to   eligible
participants of the Company's Consulting and Legal Services Plan.
Of this amount, 3,550,000 shares have been issued.

On October 9, 2001 the Company issued 670,930 shares of its common stock for conversion of debt at a conversion rate of $0.30 per share. The issuance of these shares were authorized by resolutions of the Board of Directors in reliance upon the exemption from registration requirements of Section 5 of the Act, as provided in Section 4(2) of the Act.

On October 18, 2001, the Company authorized a dividend to its shareholders of record as of October 29, 2001. The dividend entitles the record shareholders to receive one share of the Company's wholly-owned subsidiary, Playandwin Canada, Inc. for each common share held of Playandwin, Inc.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

            Recent Sales of Unregistered Securities.

The information required under this Item 2 is incorporated by reference in its entirety to Note 3 of the financial statements. With respect to the issuances and transfers made, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended, unless otherwise stated.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1a The  exhibit,  consisting  of  the  Company's  Articles   of
     Incorporation, is attached to the Company's Amended Form 10-
     SB, filed on May 31, 2000. This exhibit is incorporated by reference to that Form.

3.1b The  Company's Certificate of Change Pursuant to NRS  78.209
     is hereby incorporated by referenced to the Form 10-QSB filed on January 22, 2001.

3.1c Certificate of Change Pursuant to NRS 78.209 is hereby incorporated by referenced to the Registration Statement on Form S-8 filed on October 9, 2001.

3.2 The exhibit, consisting of the Company's Restated Bylaws, are hereby incorporated by referenced to the Registration
     Statement on Form S-8 filed on October 9, 2001.

Reports on Form 8-K:  None

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



                           Date: October 24, 2001