Form 10QSB
period 2001-10-31
D ANGELO BRANDS INC
filed 2002-02-14
CIK 1092762

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                           FORM 10-QSB

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: November 30, 2001

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT

For the transition period from: ______________ to ______________

                Commission File Number: 000-29477

                      D'Angelo Brands, Inc.
     (Exact name of registrant as specified in its charter)



   Nevada                                 87-0636386
(State or other jurisdiction           (I.R.S. Employer
 of incorporation or organization)    Identification No.)



14 Brewster Court, Brampton, Ontario Canada      L6T 5B7
(Address of principal executive offices)     (Postal code)

                         (905) 794-0335
      (Registrant's telephone number, including area code)


 (Former name, former address and former fiscal year, if changed since last report.)

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section 12, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court.  Yes [   ]  No [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common                              9,257,259
       Number of shares outstanding at February 7, 2002








                  PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                      D'ANGELO BRANDS LTD.

   (Incorporated under the Ontario Business Corporations Act)

                      Interim Balance Sheet

                        October 31, 2001

                                        Oct. 31         Oct. 31
                                        2001            2000
                ASSETS
Current
Cash                                       $   19,394             $   -
Accounts receivable                           131,017           151,118
Inventories                                    33,577                 -
Loan receivable                               795,626                 -
                                         ------------      ------------
                                              979,614           151,118
Capital (note 4)                            2,109,809                 -
Deferred Financing Charges  (note 5)           48,981                 -
                                         ------------      ------------
                                          $ 3,138,404       $   151,118
                                         ============      ============
             LIABILITIES
Current
Bank indebtedness (note 6)                      $   -         $   7,005
Accounts payable and accrued charges          339,435           299,087
Loans payable (note 7)                              -           338,405
Advances - shareholders (note 8)               56,821            92,218
                                         ------------      ------------
                                              396,256           736,715
                                         ------------      ------------
         STOCKHOLDERS' EQUITY
Capital Stock (note 9)                      1,747,410                65
Deficit                                   (1,063,614)         (555,420)
                                         ------------      ------------
                                              683,796         (555,355)
Accumulated Other Comprehensive Loss           40,647          (23,242)
                                         ------------      ------------
                                              724,443         (578,597)
                                         ------------      ------------
                                        $   3,138,404       $   158,118
                                         ============      ============

                      D'ANGELO BRANDS LTD.

                 Interim Statement of Operations

           For the Three Months Ended October 31, 2001

                                   Oct. 31          Oct. 31
                                   2001             2000

Sales                                 $   224,927       $   75,182
Cost of Sales                             178,456           29,239
                                    -------------      -----------
Gross Profit                               46,471         45,943
Commission Income                               -          112,325
                                    -------------      -----------
                                           46,471          158,268
                                    =============      ===========
Expenses
Selling                                    50,454          103,293
General and administrative                 31,042           53,816
Financial                                       -           16,462
                                    -------------      -----------
                                           81,496          173,571
                                    -------------      -----------
Loss Before the Undernoted               (35,025)         (15,303)
                                    -------------      -----------
Interest                                      719                -
Amortization                               11,509                -
                                    -------------      -----------
                                           12,228                -
                                    -------------      -----------
Net Loss                                 (47,253)         (15,303)
Deficit - beginning of period         (1,016,361)        (540,117)
                                    -------------      -----------
Deficit - end of period             $ (1,063,614)      $ (555,420)
                                    =============      ===========

                      D'ANGELO BRANDS LTD.

                 Interim Statement of Operations

            For the Six Months Ended October 31, 2001

                                              Oct. 31     Oct. 31
                                                2001      2000

Sales                                       $  374,879       $  125,304
Cost of Sales                                  297,427           48,731
                                           -----------       ----------
Gross Profit                                    77,452           76,573
Commission Income                                    -          187,208
                                           -----------       ----------
                                                77,452          263,781

Expenses
Selling                                         84,090          172,155
General and administrative                      51,737           89,693
Financial                                                        27,436
                                           -----------       ----------
                                               135,827          289,284
                                           -----------       ----------
Loss Before Undernoted                       ( 58,375)
Write down of Prepaid Expenses and
Advertising
Production costs                                     -
Interest                                         1,198
Amortization                                    19,182
                                           -----------       ----------
                                                20,380
                                           -----------       ----------
Net Loss                                      (78,755)         (25,503)

Deficit - beginning of year                  (984,859)
Deficit - beginning of period                                  (529,917)
                                           -----------       ----------
Deficit - end of year                    $ (1,063,614)
Deficit - end of period                                     $ (555,420)
                                           ===========       ==========

                      D'ANGELO BRANDS LTD.

                 Interim Statement of Cash Flows

           For the Three Months Ended October 31, 2001

                                          Oct. 31           Oct. 31
                                          2001              2000
Cash Flows from Operating Activities
Net loss                                       $ (47,253)        $ (15,303)
Amortization                                       11,509                 -
                                             ------------      ------------
                                                 (35,744)          (15,303)
Changes in non-cash working capital          ------------      ------------
Accounts receivable                              (54,483)         (127,991)
Inventories                                      (33,577)             3,093
Accounts payable and accrued charges               95,580            98,473
                                             ------------      ------------
                                                 (28,224)          (41,728)
                                             ------------      ------------
Cash Flows from Investing Activities
Loan receivable                                 (795,626)                 -
Purchase of capital assets                    (2,088,089)                 -
Deferred finance charges                            6,564                 -
                                             ------------      ------------
                                              (2,812,991)                 -
                                             ------------      ------------
Cash Flows from Financing Activities
Loans payable                                   2,017,705            10,176
Advances - shareholders                            53,041            67,076
Issurance of capital stock                        795,626                 -
                                             ------------      ------------
                                                2,866,372            77,252
                                             ------------      ------------
Effect of Foreign Currency Exchange Rates           6,185          (22,776)
                                             ------------      ------------
Net Increase in Cash                               31,342            12,748
Cash - beginning of  period                      (11,948)          (19,753)
                                             ------------      ------------
Cash - end of period                           $   19,394       $   (7,005)
                                             ============      ============

                         D'ANGELO BRANDS LTD.

                    Interim Statement of Cash Flows

               For the Six Months Ended October 31, 2001

                                        Oct. 31       Oct. 31
                                        2001          2000
 Cash Flows from Operating Activities
Net Loss                                   (78,755)        (25,503)
Adjustment for:
 Amortization                                19,182              --
                                        -----------     -----------
                                                           (59,573)
Changes in non-cash working capital
 Accounts receivable                       (54,483)       (127,991)
 Inventories                               (33,577)           3,093
 Accounts payable and accrued charges        95,580          98,473
                                        -----------     -----------
                                           (52,053)        (51,928)
                                        -----------     -----------
 Cash Flows from Investing Activities
 Loan Receivable                          (795,626)
 Purchase of Capital Assets             (2,088,089)
 Deferred Finance Charges                     6,564
 Deposit on building                         64,160
                                        -----------     -----------
                                        (2,812,991)
                                        -----------     -----------
 Cash Flows from Financing Activities
  Loans Payable                           2,017,705          10,176
 Advances - shareholders                     53,041          67,076
 Issuance of Capital Stock                                  795,626
                                        -----------     -----------
                                          2,866,372          77,252
                                        -----------     -----------
Effect of Foreign Currency Exchange           6,815           (466)
Rates
                                        -----------     -----------
Net Increase in Cash                          7,513          24,858
Cash - beginning of period                   11,881        (31,863)
                                        -----------     -----------
Cash - end of period                         19,394         (7,005)
                                        -----------     -----------

                         D'ANGELO BRANDS LTD.

                     Notes to Financial Statements

                           October 31, 2001

1. Going Concern Assumption

   The financial statements are prepared in accordance with generally accepted in the United States of America accounting principles with the assumption that the corporation will be able to realize its assets and discharge its liabilities in the normal course of business as a going concern.

   The corporation sustained material losses in the prior year and has a working capital deficiency. Management expects that the corporation will become profitable in the current fiscal year. Management has entered into negotiations to provide working capital through a public offering. The corporations continued existence as a going concern is dependant upon its ability to attain and maintain profitable operations and to complete the public offering.

2. Summary of Significant Accounting Policies

   The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is set out below:

   a) Capital assets and amortization

      Capital  assets  are  stated at cost or net replacement  amount.
      Amortization, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:

           Building                4%         Declining balance
           Trucks                 30%         Declining balance

   b) Inventory

      Inventories   are  valued  at  the  lower  of  cost   (first-in,
      first-out busis) or market.

   c) Deferred financing charges

      Deferred financing charges are amortized on a straight-line basis over five years.

   d) Use of Estimates

      In preparing the company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.
                         D'ANGELO BRANDS LTD.

                     Notes to Financial Statements

                           October 31, 2001


2. Summary of Significant Accounting Policies - continued

   e) Foreign Currency Translation

      The translation of the Financial Statements from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance Sheet accounts are translated using closing exchange rates in effect at the Balance Sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in shareholders' equity.


3. Nature of Business

   The company is engaged in the wholesale and brokerage of consumer groceries. The company was incorporated under the Ontario Business Corporations Act on May 15, 1998 and commenced operations on May 1, 1999.


4. Capital Assets
                                               Accumulated
                           Cost                Amortization
   Land and building          $   2,068,907               $   -
   Trucks                        $   48,120           $   7,218
                             ==============         ===========
   Net carrying amount                              $ 2,109,809
                                                    ===========


5. Deferred Financing Charges
                                              Accumulated
                              Cost            Amortization
   Financing charges           $   61,717            $   12,736
                               ==========            ==========
   Net carrying amount                               $   48,981
                                                     ==========


6. Bank Indebtedness

   Bank indebtedness bears interest at prime plus 2% and is secured by a general security agreement over all the assets of the company.
                         D'ANGELO BRANDS LTD.

                     Notes to Financial Statements

                           October 31, 2001

7. Loans Payable
                                      2001            2000
  Accounts receivable loan with              $   -        $   94,256
  Reservoir Capital Corporation of
  Canada Inc. bears interest at
  prime + 6% plus a facility fee of
  1% and is secured by current
  accounts receivable and a general
  security agreement. Accounts not
  collected before 90 days are to be
  repurchased by the company.

  Inventory loan with Reservoir                  -            39,989
  Capital Corporation of Canada Inc.
  bears interest at prime + 6%, is
  secured by inventory and a general
  security agreement and is
  repayable the first day of each
  month, as cash proceeds from sale
  of inventory become available, or
  on demand.

  Purchase order loan with Reservoir             -           179,756
  Capital Corporation of Canada Inc.
  bears interest at prime + 6%, is
  secured by inventory and a general
  security agreement and is
  repayable 45 days after such
  purchase order loans are made
  available.

  Demand Promissory Note with The                -            24,404
  Lifeboat Company LLC bears
  interest at 24%, is secured by a
  general security agreement and
  matured on May 30, 1999
                                       -----------        ----------
                                             $   -       $   338,405
                                       ===========        ==========


   As per an agreement dated February 27, 2001, these loans were assumed by a shareholder related to the controlling shareholder in return for a promissory note totalling $338,747. The shareholder provided promissory notes and pledged shares as security for the indebtedness.


8. Advances from Shareholder

   These advances are non-interest bearing and have no specified terms of repayment.


9. Capital Stock

    Authorized
             Unlimited common shares
                            2001           2000
  Issued
  60,405,000 common shares
  (October 31, 2000 - 100)    $  951,784            $  65
                            ============       ==========



                         D'ANGELO BRANDS LTD.

                     Notes to Financial Statements

                           October 31, 2001

10.     Related Party Transactions

   The company has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. trademarks, etc.), held by a related company under common control, which requires the company to pay 3% of gross revenues from sales of all products. The company is obligated to pay a minimum of $192,360 to a maximum of $513,280 in royalties during each calendar year. This agreement commences December 1, 2001. During the year the company was allowed to use the intellectual property at no cost.

   The company purchased printing plates included in prepaid expense and production advertising materials as described in note , from a shareholder related to the controlling shareholder in return for a $320,800 promissory note.

11.     Commitments and Significant Contract

   The company is committed to a 25 year royalty agreement with a related company for the use of the intellectual property as described in note 10.

   The company entered into a Purchase and Sale Agreement with Reagents Canada Ltd. on December 4, 2000 to purchase a building located at 14 Brewster Road, Brampton, for $2,021,040. The closing date of the agreement is June 29, 2001.

12.     Contingent Gain

   A claim was issued in the Ontario Superior Court of Justice on August 7, 2001 on behalf of D'Angelo brands Ltd. v. Les Aliments Lexus Foods Inc. The claim is for outstanding commissions of $178,365 plus $320,000 in general damages for breach of contract.

   It is the opinion of Management and Legal Counsel that it is likely that the company will succeed on its claim for commissions and has a good case for the damages for breach of contract. No provision has been made in these financial statements in respect of this claim.

13.     Subsequent Events

   The company has entered into an agreement with PlayandWin Inc. and its wholly-owned Ontario subsidiary D'Angelo Aquisitions Inc. Pursuant to the agreement, D'Angelo Aquisitions Inc. will acquire all of the issued and outstanding shares of D'Angelo Brands Ltd. in exchange for 36,000,000 class "B" special shares of D'Angelo Aquisition Inc. Each class "B" special share may be exchanged for one common share of PlayandWin Inc. at the option of the holder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     Special note regarding forward-looking statements

     This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", "could", "may", "will" and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.


Results Of Operations

Three Months Ended October 31, 2001

For the three months ended October 31, 2001 and the three months ended October 31 , 2000, the Company had revenues of 224,927 and 75,182 respectively.

The net loss for the three months ended October31, 2001 $47,253 compared with a net loss of $15,303 for the three months ended October 31, 2000. These losses consisted primarily of General & Administrative ("G & A") expenses of $31,042 and $53,816 respectively and selling
expenses of   $50,454 and $103,293 respectively and amortization
expense of nil and nil respectively. The decrease in G & A was primarily due to a downsizing of on site employees.

Six Months Ended October31, 2001

For the six months ended October31, 2001 and the six months ended
October 31, 2000, the Company had revenue of $374,879 and $466,574.

The net loss for the six months ended October 31, 2001 was $71,597 compared with a net loss of $38,077 for the six months ended October 31, 2000. These losses consisted primarily of G & A expenses of $51,737 and $133,910 respectively and amortization expense of 19,182 and $ NIL, respectively. The decrease in G & A was primarily due to the downsizing of on site staff.

Liquidity And Capital Resources

Historically, the Company has small revenues of $500,000. The current period operating cash flow deficit of approximately $44,895 was funded primarily by private placements and loans from shareholders. The Company has certain cash requirements to expand its business and execute its sales and marketing goals. Management has estimated these requirements to be as follows, approximately $2.5 million is required to purchase extra bottling lines and fund working capital needs. The Company estimates that the above requirements will be expended during the fiscal year 2002. The Company is currently in negotiations with potential financiers for the funding of the required equipment through a secured lease arrangement with a full buyback option. The working capital funding will be funded through either an equity or debt issue which is being discussed with potential financiers now.

                         Current Developments


Statement of Claim vs G.E. Capital December 21, 2001 claiming:

i. specific performance of a commitment to finance in the amount of 17,500.00.

ii.  damages for breach of commitment in the amount of  25,000,000.00

iii. punitive damages in the amount of 10,000,000.00

The claim arises out of an agreement by G.E. to finance the acquisition of the assets for New Wave Beverages and Premium Brand Juice and Drinks. All of the essential terms of the purchase agreements were agreed between D'Angelo and the receiver for the estates of New Wave and Premium Brand however, as a result of a disagreement between G.E. and the receiver which did not directly affect or involve D' Angelo., G. E. withdrew from its agreement to finance the purchases.

The management for D'Angelo and I are confident that D'Angelo will be successful in the action and be in a position to establish significant damages.

Acquisition
On November 15, 2001, D'Angelo incorporated a wholly-owned subsidiary named D'Angelo Acquisitions Inc., an Ontario corporation, which entered into a Share Exchange Agreement with D'Angelo Brands Ltd., an Ontario corporation. Pursuant to a Share Exchange Agreement (the "Agreement"), dated November 14, 2001, D'Angelo Brands, Inc., a Nevada corporation (the "Company"), acquired 100% of the outstanding shares of common stock ("Common Stock") of D'Angelo Brands Ltd., for a total of 36,000,000 Exchangeable Shares. The Exchangeable Shares to be issued by the Purchaser pursuant to this Agreement shall be subject to the following terms:

(a) each Exchangeable Share may be exchanged for one (1) D'Angelo Share at any time at the request of its holder at any time during the period ending on and including the day of the fifth anniversary of the Closing Date;

(b) each Exchangeable Share may be exchanged for one (1) D'Angelo Share at the request of the Purchaser:

(i) on the occurrence of a take over bid for all of the issued and outstanding shares of D'Angelo; or

(ii) after the fifth anniversary of the Closing Date;

(d) in case D'Angelo shall: (i) subdivide its outstanding common shares into a greater number of shares: (ii) consolidate its outstanding common shares into a smaller number of shares: (iii) issue common shares of D'Angelo to the holders of its outstanding common shares by way of stock dividend then the number of
     D'Angelo Shares into which the Exchangeable Shares may be converted on the effective date of such subdivision or consolidation or on the record date for such stock dividend, as the case may be, shall, in the case of the events referred to in
     (i) and (iii) above, be decreased in proportion to the total number of outstanding common shares of D'Angelo resulting from such subdivision or issue, or shall, in the case of the event referred to in (ii) above, be increased in proportion to the total number of outstanding common shares of D'Angelo resulting from such consolidation; and

(e) the adjustments provided for in subsection (d) above are cumulative and shall apply to successive dividends, distributions, subdivisions, consolidations, issues or other events resulting in any adjustment under the provisions of said subsection;

(f) all of the foregoing rights, privileges and conditions and the exercise or fulfillment thereof shall be subject to the relevant securities laws.

Assignment of Licenses & Spin-Off

There are currently 701,257 Class B Special Shares of Playandwin-Canada issued and outstanding. Each of these Class B D'Angelo-Canada shares may be exchanged for one (1) common share of D'Angelo. The
Class B Playandwin-Canada shares were issued in 1999 on the acquisition of Lynx Gaming Corp. and P.E.S.T. Creative Gaming Corporation by D'Angelo-Canada. These shares have not been exchanged yet. In order to honor its commitment to the holders of the Class B Playandwin-Canada shares without obliging the proposed new management of D'Angelo to concern itself with the same, D'Angelo will issue a sufficient number of D'Angelo common shares to a trustee for benefit of the holders of the Class B Playandwin-Canada shares. The trustee will hold the D'Angelo common shares in trust until all conditions for the exchange of the Class B Playandwin-Canada shares have been satisfied.

Settlement Agreement

On November 15, 2001, D'Angelo, Inc. entered into a Settlement Agreement with Stewart Garner, its former President. Under the terms of the Agreement, D'Angelo, Inc. is to pay Mr. Garner the sum of $70,000 in ten equal monthly payments of $7,000 each, which is to be payble upon the 15th of each month, commencing on November 15, 2001. D'Angelo may pay Mr. Garner one lump sum of $60,000 at any time prior to January 15, 2002, in which case the obligated payments shall be deemed to be paid in full.


                      PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     A claim was issued in the Ontario Superior Court of Justice on August 7, 2001 on behalf of D'Angelo brands Ltd. v. Les Aliments Lexus Foods Inc. The claim is for outstanding commissions of $178,365 plus $320,000 in general damages for breach of contract.

     It is the opinion of Management and Legal Counsel that it is likely that the company will succeed on its claim for commissions and has a good case for the damages for breach of contract. No provision has been made in these financial statements in respect of this claim.

     On or about December 21, 2001, the Company's wholly-owned subsidiary D'Angelo Brands Ltd. issued a Statement of Claim in the District Court of Ontario against G.E. Capital Canada, Inc. The claim arises out of an agreement by G.E. to finance the acquisition of the assets for New Wave Beverages and Premium
     Brand Juice and Drinks in the amount of 17,500.00. All of the essential terms of the purchase agreements were agreed between D'Angelo and the receiver for the estates of New Wave and Premium Brand however, as a result of a disagreement between G.E. and the receiver which did not directly affect or involve D' Angelo., G.
     E. withdrew from its agreement to finance the purchases.

     The Company is seeking damages for breach of commitment in the amount of 25,000,000.00 and punitive damages in the amount of 10,000,000.00.

ITEM 2  - CHANGES IN SECURITIES

     In connection with the share exchange, D'Angelo will assign to its wholly-owned Ontario subsidiary, Playandwin Canada Inc. ("Playandwin-Canada") all of its licenses and rights to the racing wager game known as "RACINGO". D'Angelo will also distribute all of its common shares of Playandwin-Canada to shareholders of record of D'Angelo prior to the closing of the share exchange with D'Angelo Brands as a stock dividend on the basis of one share of Playandwin-Canada for every one share of D'Angelo held. As a result, Playandwin-Canada will carry on D'Angelo's RACINGO business, while D'Angelo will concentrate on the D'Angelo Brands' business.

     Stock   dividends  were  payable  November  20,   2001   to   all
     shareholders of record at close of business October 29, 2001.

     On October 1, 2001, the Company effected a 1:20 reverse split.

     During the quarter, the company issued 701,257 shares of its stock to Chapman & Flanagan, Ltd., In Trust. These were issued pursuant to an assignment of its license and the spin-off of its subsidiary. Please note that the shares held in Escrow by Chapman & Flanagan, Ltd., In Trust do not have any voting rights until they are exchanged by the shareholders of Playandwin Canada, Inc. pursuant to the terms of the Escrow Agreement in relation to the spin-off of Playandwin Canada, Inc. These shares were issued reliance upon Section 4(2) of the Securities Act of 1933, as amended.

     The Company also issued 1,600,000 shares of its common stock to Penguin Petroleum in exchange for a total consideration of $93,750.


ITEM 5 - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

        Exhibit No.      Description

          2.1 Share Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 15, 2002).

          3.1a      Articles   of   Incorporation   (incorporated   by
                    reference to Exhibit 3.1 to the Amended Form 10-SB filed with the Commission on May 31, 2000).

          3.1b Certificate of Change in Authorized Shares Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.1b of the Company's quarterly report on Form 10-QSB filed with the Commission on October 24, 2000).

          3.1c Certificate of Change in Authorized Shares Pursuant to NRS 78.209 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on October 9, 2001).

          3.1d Certificate of Amendment re Name Change (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 15, 2002).

          3.2       Restated  By-laws (incorporated  by  reference  to
                    Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Commission on October 9, 2001).

          10.1 Assignment of Licenses to Playandwin Canada Inc. from Playandwin Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 15,
                    2002).

          10.2 Settlement Agreement between Stewart Garner and Playandwin Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on January 15,
                    2002).

          10.3 Declaration of Trust and Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on January 15, 2002).
____________________

     (b)  Reports on Form 8-K:

       January 15, 2002:On    November   2001,   2001,   the   Company
                    incorporated a wholly-owned subsidiary named D'Angelo Acquisitions Inc., an Ontario corporation, which entered into a Share Exchange Agreement with D'Angelo Brands Ltd., an Ontario corporation, which resulted in a change in control of the Registrant.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              D'Angelo Brands, Inc.
                              (Registrant)


                              BY: /s/ Frank D'Angelo
                                     Frank D'Angelo, President

                              DATE:  February 14, 2002