Form 10QSB/A
period 2001-10-31
D ANGELO BRANDS INC
filed 2002-02-26
CIK 1092762

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                            Amendment No. 1
                                  to
                              FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended: October 31, 2001

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT
   For the transition period from: ______________ to ______________

                   Commission File Number: 000-29477

                         D'Angelo Brands, Inc.
        (Exact name of registrant as specified in its charter)


Nevada                                 87-0636386
(State or other                      (I.R.S. Employer
jurisdiction of                      Identification No.)
incorporation or organization)



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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common                                     9,257,259
          Class               Number of shares outstanding at February 7, 2002







                                   .

FORM 10-QSB
3RD QUARTER
                                 INDEX

PART I - FINANCIAL INFORMATION


PART II - OTHER INFORMATION




                  PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                      D'ANGELO BRANDS LTD.

   (Incorporated under the Ontario Business Corporations Act)

                      Interim Balance Sheet

                        October 31, 2001

                                        Oct. 31         Oct. 31
                                        2001            2000
                ASSETS
Current
Cash                                       $   19,394             $   -
Accounts receivable                           131,017           151,118
Inventories                                    33,577                 -
Loan receivable                               795,626                 -
                                         ------------      ------------
                                              979,614           151,118
Capital (note 4)                            2,109,809                 -
Deferred Financing Charges  (note 5)           48,981                 -
                                         ------------      ------------
                                          $ 3,138,404       $   151,118
                                         ============      ============
             LIABILITIES
Current
Bank indebtedness (note 6)                      $   -         $   7,005
Accounts payable and accrued charges          339,435           299,087
Loans payable (note 7)                              -           338,405
Advances - shareholders (note 8)               56,821            92,218
                                         ------------      ------------
                                              396,256           736,715

Mortgages Payable                           2,017,705                 -
                                         ------------      ------------
                                            2,413,961           736,715
                                         ------------      ------------

         STOCKHOLDERS' EQUITY
Capital Stock (note 9)                      1,747,410                65
Deficit                                   (1,063,614)         (555,420)
                                         ------------      ------------
                                              683,796         (555,355)
Accumulated Other Comprehensive Loss           40,647          (23,242)
                                         ------------      ------------
                                              724,443         (578,597)
                                         ------------      ------------
                                        $   3,138,404       $   158,118
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
                                    =============      ===========

                      D'ANGELO BRANDS LTD.

                 Interim Statement of Operations

            For the Six Months Ended October 31, 2001

                                              Oct. 31     Oct. 31
                                                2001      2000

Sales                                       $  374,879       $  125,304
Cost of Sales                                  297,427           48,731
                                           -----------       ----------
Gross Profit                                    77,452           76,573
Commission Income                                    -          187,208
                                           -----------       ----------
                                                77,452          263,781

Expenses
Selling                                         84,090          172,155
General and administrative                      51,737           89,693
Financial                                                        27,436
                                           -----------       ----------
                                               135,827          289,284
                                           -----------       ----------
Loss Before Undernoted                       ( 58,375)
Write down of Prepaid Expenses and
Advertising
Production costs                                     -
Interest                                         1,198
Amortization                                    19,182
                                           -----------       ----------
                                                20,380
                                           -----------       ----------
Net Loss                                      (78,755)         (25,503)

Deficit - beginning of year                  (984,859)
Deficit - beginning of period                                 (529,917)
                                           -----------       ----------
Deficit - end of year                     $(1,063,614)
Deficit - end of period                                     $ (555,420)
                                           ===========       ==========

                      D'ANGELO BRANDS LTD.

                 Interim Statement of Cash Flows

           For the Three Months Ended October 31, 2001

                                          Oct. 31           Oct. 31
                                          2001              2000
Cash Flows from Operating Activities
Net loss                                       $ (47,253)        $ (15,303)
Amortization                                       11,509                 -
                                             ------------      ------------
                                                 (35,744)          (15,303)
Changes in non-cash working capital          ------------      ------------
Accounts receivable                              (54,483)         (127,991)
Inventories                                      (33,577)             3,093
Accounts payable and accrued charges               95,580            98,473
                                             ------------      ------------
                                                 (28,224)          (41,728)
                                             ------------      ------------
Cash Flows from Investing Activities
Loan receivable                                 (795,626)                 -
Purchase of capital assets                    (2,088,089)                 -
Deferred finance charges                            6,564                 -
Deposit on building                                64,160                 -
                                             ------------      ------------
                                              (2,812,991)                 -
                                             ------------      ------------
Cash Flows from Financing Activities
Loans payable                                   2,017,705            10,176
Advances - shareholders                            53,041            67,076
Issurance of capital stock                        795,626                 -
                                             ------------      ------------
                                                2,866,372            77,252
                                             ------------      ------------
Effect of Foreign Currency Exchange Rates           6,185          (22,776)
                                             ------------      ------------
Net Increase in Cash                               31,342            12,748
Cash - beginning of  period                      (11,948)          (19,753)
                                             ------------      ------------
Cash - end of period                           $   19,394       $   (7,005)
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

                     Notes to Financial Statements

                           October 31, 2001

2. Summary of Significant Accounting Policies - continued

   e) Foreign Currency Translation

      The translation of the Financial Statements from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance Sheet accounts are translated using closing exchange rates in effect at the Balance Sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the trnslation are included in the cumulative translation adjustments in shareholders' equity.


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

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at January 10, 2002 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, and (ii) all directors and executive officers of the Company as a group, prior to and upon conversion of Exchangeable Shares. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

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


ITEM 5 - OTHER INFORMATION

     Pursuant to the Share Exchange between the Company and D'Angelo Brands Ltd. (Canada), the historical financial history of the Company is that of D'Angelo Brands Ltd. (Canada), therefore, the Company has adopted the fiscal year end of D'Angelo Brands Ltd. of April 30.


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

     (b)  Reports on Form 8-K:

        January 15, 2002 On November 2001, 2001, the Company February 14, 2002 incorporated a wholly-owned subsidiary February 26, 2002: named D'Angelo Acquisitions Inc., an
                              Ontario corporation, which entered into
                              a   Share   Exchange   Agreement   with
                              D'Angelo   Brands  Ltd.,   an   Ontario
                              corporation, which resulted in a change
                              in control of the Registrant.

        February 14, 2002     Changes   in   Registrant's  Certifying
        February 26, 2002:    Accountant


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

                              DATE:  February 26, 2002