Form 10QSB
period 2002-02-28
D ANGELO BRANDS INC
filed 2002-03-22
CIK 1092762

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549

                                      FORM 10-QSB

           [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended: January 31, 2002

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        Common Shares Outstanding   9,757,259
                        Number of shares outstanding as of
                                 January 31, 2002


                        PART 1. FINANCIAL INFORMATION


ITEM I. FINANCIAL STATEMENTS



                               D' ANGELO BRANDS LTD.
                              Interim Balance Sheet
                                January 31, 2002
                        (Amounts expressed in US dollars)


                                         ASSETS

                                                        Jan. 31      Jan.31
                                                         2002          2001
Current
Cash                                            $         2,057           -
Accounts receivable                                      84,715      85,015
Inventories                                              33,577       3,882
Loan Receivable                                         795,626           -
                                                      ---------   ---------
                                                        915,975      88,897



Capital                                               2,088,711           -

Deferred Financing Charges                               45,785           -
                                                      ---------   ---------
                                                $     3,050,471      88,897
                                                      ---------   ---------

LIABILITIES

Current
Bank indebtedness                                             -      21,218
Accounts payable and accrued charges            $       374,699     243,154
Loans payable                                                 -     281,775
Advances- shareholders                                   56,821     105,565
                                                      ---------   ---------
                                                        431,520     651,712

Mortgages Payable                                     2,017,705           -

SHAREHOLDERS' EQUITY


Capital Stock                                         1,747,410          68

Deficit                                              (1,186,811)   (562,883)
                                                      ---------   ---------
                                                        560,599    (562,815)
Accumulated Other Comprehensive Loss                     40,647           -
                                                      ---------   ---------
                                                        601,246    (562,815)
                                                      ---------   ---------
                                                $     3,050,471      88,897
                                                      ---------   ---------


                               D' ANGELO BRANDS LTD.
                    Interim Statement of Earnings and Deficit
                      For the period ended January 31, 2002
                        (Amounts expressed in US dollars)


                                                     Three Months Ended         Nine Months Ended
                                                     Jan. 31     Jan. 31       Jan. 31      Jan.31
                                                      2002          2001         2002        2001


Sales                                       $             -        63,293      374,879      125,662

Cost of Sales                                             -        32,210      297,427       63,950

Gross Profit                                              -        31,083       77,452       61,712

Commission Income                                         -       113,284            -      224,913
                                                          -       144,367       77,452      286,625

Expenses

Selling                                                   -       112,708       84,090      223,771
General and administrative                           35,264        42,114       87,001       83,612

                                                     35,264       154,822      171,091      307,383

Loss Before the Under noted                         ( 35,264)    (  10,455)    ( 93,639)     (20,758)

Interest                                             63,639         6,149       64,837       12,208
Amortization                                         24,294             -       43,476            -
                                                     87,933         6,149      108,313       12,208

Net Loss                                           (123,197)    (  16,604)    (201,952)     (32,966)

Deficit - beginning of period                    (1,063,614)     (546,279)    (984,859)    (529,917)

Deficit - end of period                     $    (1,186,811)     (562,883)  (1,186,811)    (562,883)




                               D' ANGELO BRANDS LTD.
                         Interim Statement of Cash Flows
                      For the period ended January 31, 2002
                        (Amounts expressed in US dollars)


                                                                Jan. 31              Jan.31
                                                                  2002                2001
Cash Flows from Operating Activities
Net Loss                                                $       (201,952)           (32,966)
Adjustment for :
 Amortization                                                     43,476                  -

                                                                (158,476)           (32,966)

Changes in non-cash working capital
 Accounts receivable                                              (8,181)           (61,888)
 Inventories                                                     (33,577)              (789)
 Accounts payable and accrued charges                            130,844             42,540

                                                                 (69,390)           (53,103)

Cash Flows from Investing Activities
 Loan Receivable                                                (795,626)                 -
 Purchase of Capital Assets                                   (2,091,285)                 -
 Deferred Finance Charges                                          9,760                  -
 Deposit on building                                              64,160                  -

                                                              (2,812,991)                 -

Cash Flows from Financing Activities
  Loans Payable                                                2,017,705            (46,454)
 Advances - shareholders                                          53,041             80,423
 Issuance of Capital Stock                                       795,626                  -

                                                               2,866,372             33,969

Effect of Foreign Currency Exchange Rates                          6,185                466

Net Increase in Cash                                              (9,824)           (18,668)

Cash (Indebtedness) - beginning of period                         11,881             (2,550)

Cash (Indebtedness) - end of period                     $          2,057           ( 21,218)



                               D'ANGELO BRANDS LTD.
                      Notes to Interim Financial Statements
                                January 31, 2002


Going Concern Assumption

The financial statements are prepared in accordance with Form 10 QSB specifications and, therefore, do not include all information and footnotes normally shown in full annual Financial Statements. They have been prepared with the assumption that the corporation will be able to realize its assets and discharge its liabilities in the normal course of business as a going concern. The corporation sustained material losses in the prior year and has a working capital deficiency. Management expects that the corporation will become profitable in the current fiscal year. Management has entered into negotiations to provide working capital through a public offering. The corporations continued existence, as a going concern is dependant upon its ability to attain and maintain profitable operations and to complete the public offering.

Summary of Significant Accounting Policies

      Outlined below are those policies considered particularly significant:

a)    Capital assets and amortization

      Capital assets are stated at cost or net replacement amount. Amortization, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

      Trucks                  30%              Declining balance
      Building                 4%              Declining balance

b)    Inventory

      Inventories are valued at the lower of cost (first-in, first-out basis) or market.

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

e)    Foreign Currency Translation

      The translation of the Interim Financial Statements from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance Sheet accounts are translated using closing exchange rates in effect at the Balance Sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in shareholders' equity.

 3.   Nature of Business

      The company is engaged in the wholesale and brokerage of consumer groceries. The company was incorporated under the Ontario Business Corporations Act on May 15, 1998 and commenced operations on May 1, 1999.

 4.   Mortgages Payable

      A first mortgage in the amount of $413,725 matures February 9, 2002 and bears interest at 16% per annum calculated monthly and is secured by the property . A second mortgage in the amount of $ 1,603,980 matures January 28, 2002 and bears interest at 20% per annum calculated monthly.

8.    Advances These from Shareholder

      These advances are non-interest bearing and have no specified terms of Repayment.


9.    Related Party Transactions

      The company has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. trademarks, etc.), held by a related company under common control, which requires the company to pay 3% of gross revenues from sales of all products. The company is obligated to pay a minimum of $300,000 Canadian dollars to a maximum of $800,000 Canadian dollars in royalties during each calendar year. This agreement commences December 1, 2001. During the year the company was allowed to use the intellectual property at no cost. The company purchased printing plates included in prepaid expense and production advertising materials as described in note 4, from a shareholder related to the controlling shareholder in return for a $500,000 Canadian dollar promissory note.

10.   Commitments and Significant Contract

      The company is committed to a 25 year royalty agreement with a related company for the use of the intellectual property as described in note 11. The company entered into a Purchase and Sale Agreement with Reagents Canada Ltd. on December 4, 2000 to purchase a building located at 14 Brewster Road, Brampton, for $3,150,000.00 Canadian dollars. The closing date of the agreement is November 1, 2001.

11.   Contingent Gain

      A claim was issued in the Ontario Superior Court of Justice on August 7, 2001 on behalf of D'Angelo Brands Ltd. v. Les Aliments Lexus Foods Inc. The claim is for outstanding commissions of $278,000 Canadian dollars plus $500,000 Canadian dollars in general damages for breach of contract. It is the opinion of Management and Legal Counsel that it is likely that the company will succeed on its claim for commissions and has a good case for the damages for breach of contract. No provision has been made in these financial statements in respect of this claim.


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

                        RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2002

For the three months ended January 31, 2002 and the three months ended January 31, 2001, the Company had revenues of -nil- and $63,293 respectively.

The net loss for the three months ended January 31, 2002 is $123,197 compared with a net loss of $ 16,604 for the three months ended January 31, 2001. These losses consisted primarily of General & Administrative (G & A) expenses of $35,264 and $42,114 respectively and selling expenses of-nil- and $112,708 respectively. Amortization expense was -nil- for January 31, 2002 and was -nil- for January 31, 2001.


NINE MONTHS ENDED JANUARY 31, 2002

For the nine months ended January 31, 2002 and the nine months ended January 31, 2001, the Company had revenue of $374,879 and $350,575. The net loss for the nine months ended January 31, 2002 was $201,952 compared with a net loss of $32,966 for the Nine months ended January 31, 2001. These losses consisted primarily of G & A expenses of $87,001 and $83,612 respectively and amortization expense of $43,476 and -nil- respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has small revenues of $63,293. The current period operating cash flow deficit of approximately $9,824 was funded primarily by advances received from an officer of the Company and a financing. The Company has certain cash requirements to expand its business and execute its sales and marketing goals. Management has estimated these requirements to be as follows, approximately $2.5 million is required to purchase extra bottling lines and fund working capital needs. The Company estimates that the above requirements will be expended during the fiscal year 2002. The Company is currently in negotiations with potential financiers for the funding of the required equipment through a secured lease arrangement with a full buyback option. The working capital funding will be funded through either an equity or debt issue which is being discussed with potential financiers now.

                         Current Developments

On February 22, 2002 there was a stock issuance. This subsequent event was for 500,000 restricted shares at $0.10 cents Canadian Dollars in the name of Shayne Paul Holdings Inc. (View Exhibit 99.01)


                    On-Going Events and Developments


Statement of Claim vs G.E. Capital December 21, 2001 claiming:

i. specific performance of a commitment to finance in the amount of $17,500.00.

ii.  damages for breach of commitment in the amount of $25,000,000.00

iii. punitive damages in the amount of $10,000,000.00

The claim arises out of an agreement by G.E. to finance the acquisition of the assets for New Wave Beverages and Premium Brand Juice and Drinks. All of the essential terms of the purchase agreements were agreed between D'Angelo and the receiver for the estates of New Wave and Premium Brand however, as a result of a disagreement between G.E. and the receiver which did not directly affect or involve D' Angelo., G.E. withdrew from its agreement to finance the purchases.

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

Assignment of Licenses & Spin-Off

There are currently 701,257 Class B Special Shares of Playandwin- Canada issued and outstanding. Each of these Class B D'Angelo-Canada shares may be
exchanged for one (1) common share of  D'Angelo.  The Class   B  Playandwin-
Canada  shares  were  issued  in  1999  on   the acquisition  of  Lynx  Gaming
Corp.  and  P.E.S.T.  Creative   Gaming Corporation  by D'Angelo-Canada. These
shares have not been exchanged yet. In order to honor its commitment to the holders of the Class B Playandwin-Canada shares without obliging the proposed new management of D'Angelo to concern itself with the same, D'Angelo will issue a sufficient number of D'Angelo common shares to a trustee for benefit of the holders of the Class B Playandwin-Canada shares. The trustee will hold the D'Angelo common shares in trust until all conditions for the exchange of the Class B Playandwin-Canada shares have been satisfied.

Settlement Agreement

On November 15, 2001, D'Angelo, Inc. entered into a Settlement Agreement with Stewart Garner, its former President. Under the terms of the Agreement, D'Angelo, Inc. is to pay Mr. Garner the sum of $70,000 in ten equal monthly payments of $7,000 each, which is to be payable upon the 15th of each month, commencing on November 15, 2001. D'Angelo may pay Mr. Garner one lump sum of $60,000 at any time prior to January 15, 2002, in which case the obligated payments shall be deemed to be paid in full.

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

On or about December 21, 2001, the Company's wholly-owned subsidiary D'Angelo Brands Ltd. issued a Statement of Claim in the District Court of Ontario against G.E. Capital Canada, Inc. The claim arises out of an agreement by G.E. to finance the acquisition of the assets for New Wave Beverages and Premium Brand Juice and Drinks in the amount of 17,500.00. All of the essential terms of the purchase agreements were agreed between D'Angelo and the receiver for the estates of New Wave and Premium Brand however, as a result of a disagreement between G.E. and the receiver which did not directly affect or involve D' Angelo., G.E. withdrew from its agreement to finance the purchases.

The Company is seeking damages for breach of commitment in the amount of $25,000,000.00 and punitive damages in the amount of $10,000,000.00.

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

          3.1 Certificate of Amendment re Name Change (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 15, 2002).

          10.1 Assignment of Licenses to Playandwin Canada Inc. from D'Angelo Brands Ltd. (incorporated by reference to Exhibit
                    10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 15, 2002).

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

          99.01     Private Placement agreement with Shayne Paul Holdings, Inc.


     (b)  Reports on Form 8-K:

          Form 8-K Filed January 15, 2002(amended filing 2/26/2002) reported as follows:

          Item no. 1- Change in Control of Registrant; D'Angelo incorporated a
                      wholly-owned subsidiary   named D'Angelo  Acquisitions
                      Inc.,   an   Ontario corporation,  which entered into a
                      Share Exchange Agreement withD'Angelo Brands Ltd., an Ontario corporation.

          Item no. 2- Acquistion or  Disposition of assets; D'Angelo
                      incorporated  a  wholly-owned subsidiary named   D'Angelo
                      Acquisitions  Inc.,   an   Ontario corporation,  which
                      entered into a Share Exchange Agreement with D'Angelo Brands Ltd., an Ontario corporation

          Item no. 5- Other Information;Playandwin, Inc.  changed its  name to
                      D'Angelo Brands Inc. D'Angelo Brands Ltd. (Canada), Company has adopted the fiscal year end of D'Angelo Brands Ltd. of April 30.

          Item no. 7- Financial statements pro forma and Exhibits; Company:
                      Interim financial statement of D'Angelo Brands Ltd.


                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              D'Angelo Brands, Inc.
                              (Registrant)


                              BY: /s/ Frank D'Angelo
                                      -------------------------
                                      Frank D'Angelo, President

                              DATE:   March 22, 2002