Form 10KSB
period 2002-04-30
D ANGELO BRANDS INC
filed 2002-08-13
CIK 1092762

                                                                               1
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE YEAR ENDED APRIL 30, 2002 COMMISSION FILE NO. 000-29477

                              D'ANGELO BRANDS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Nevada                                           87-063686
(state of organization)                     (I.R.S. Employer Identification No.)


              14 BREWSTER ROAD, BRAMPTON, ONTARIO, CANADA, L6T 5B7
                    (address of principal executive offices)

                                 (905) 794-0335
               Registrant's telephone number, including area code

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form and, no disclosure with be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenue during the year ended April 30, 2002: $434,996

Aggregate market value of the voting and non-voting equity held by non-affiliates based on the price of $.32 per share as of July 22, 2002:
$4,955,923.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this report. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward looking statements on information currently available to us, and we assume no obligation to update these statements.



                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

                       BACKGROUND AND BUSINESS DEVELOPMENT

D'Angelo Brands, Inc. (The "Company") is a Nevada Corporation formed on June 9, 1995. Its principal executive offices are located at 14 Brewster Road, Brampton, Ontario, Canada, L6T 5B7. The Company was originally incorporated under the name Cambridge Funding Group, Inc. The Company changed its name to Agriceutials Technologies, Inc. on October 2, 1998. On July 13, 1999, the Company changed its name to Playandwin Inc. Then on November 14, 2001, the Company changed its name to its present name D'Angelo Brands, Inc.

The Company incorporated a wholly owned subsidiary named D'Angelo Acquisitions Inc., ("Acquisitions") an Ontario corporation, which entered into a Share Exchange Agreement ("the Agreement") with D'Angelo Brands Ltd. ("Brands"), an Ontario Corporation. Pursuant to the Agreement dated October 29, 2001, Acquisitions acquired 100% of the outstanding shares of common stock of Brands in exchange for a total of 36,000,000 Exchangeable Shares. The term Exchangeable Shares refers to Class B Special Shares of Acquisitions which are subordinate, non-voting special shares authorized in an unlimited number. Each Exchangeable Share entitles its owner to one share of the Company's common stock on the following terms:

a) each exchangeable share may be exchanged for one share of the Company's common stock at any time during the period ending on and including the day of the fifth anniversary of the closing date.(October 29, 2001)

b) each exchangeable share may be exchanged for one common share at the request of Acquisitions:

     i) on the occurrence of a take over bid for all of the issued and outstanding shares of the Company or;

     ii)  after the fifth anniversary of the closing date;

In connection with the Share Exchange Agreement outlined above, the Company assigned to its wholly owned subsidiary, Playandwin Canada Inc (Playandwin Canada), all of its licenses and rights to the racing wager game known as "RACINGO". The Company also distributed, in the form of a stock dividend, all of the common shares of Playandwin Canada Inc. to stockholders of record of the Company immediately before the closing of the Share Exchange Agreement. The stock dividends were payable November 20, 2001 to stockholders of record on October 29, 2001. At October 29, 2001 there were 701,257 Class B Special Shares of Playandwin Canada Inc. outstanding. Each of these Class B shares may be exchanged for one common share of the Company. To accommodate the exchange of shares, the Company issued a sufficient number of common shares to a trustee for the benefit of the holders of the Class B Playandwin Canada shares. The trustee will hold the common shares in trust until all the conditions for the exchange of the Class B Playandwin Canada shares have been satisfied.

The Company and Acquisitions are holding companies. Brands is a beverage manufacturer and distributor located in Ontario, Canada. Anywhere in this filing where the term "Company" is used, it is meant to be inclusive of Acquisitions and Brands unless otherwise specified.

Pursuant to the Share Exchange Agreement between the Company and Brands, the historical financial history of the Company is that of Brands, therefore, the Company has adopted the fiscal year end of D'Angelo Brands Ltd. As of this date the Company also ceased to be a "development stage company".

On or about April 2, 2002, D'Angelo Brands Ltd. entered into an agreement for the purchase of three fully operational beverage processing lines. The processing lines which are in a leased facility in Mississauga, Ontario, Canada began production in April 2002.

                              PRODUCTS AND MARKETS

D'Angelo Brands Ltd. produces and markets branded apple juice, apple cocktail and lemonade under the D'Angelo brand name, and iced tea under the Mountain Life brand name. The Company is currently developing the following new products, which will also be sold under the D'Angelo brand name: (a) "red", tomato-based juices (b) bar drink mixers, (c) apple-cranberry based varieties (d) lemonade and (e) isotonic sports drinks.

To maximize purchasing economies and consumer acceptance the Company intends to focus on the 48oz. plastic bottle as its container of choice in initial product launches. Brand's regional focus will be the densely populated Canadian provinces of Ontario and Quebec, which represent approximately two-thirds of the national population.

The market for shelf stable juices and drinks in Ontario and Quebec is estimated to be worth approximately $400 million at wholesale and is experiencing steady growth in the 5% p.a. range, as consumers switch away from carbonated beverages to juices and cocktails.

The focus of Brands selling effort is on the major retail grocery chains in Ontario and Quebec. Because of the high degree of concentration in the food distribution industry in Canada, these chains possess strong bargaining power and demand highly competitive wholesale pricing. Brands business plan is to position itself as a low cost operator targeting large "contract" purchases of its products, to meet the "value" price point objectives of its customers. In particular, Brands believes that a significant market opportunity for its products presents itself in the limited line discount sector and for private label supply on key beverage commodities such as apple juice, apple cocktail and tomato juice.

The Company believes that the relationships its executive management has with certain major retailers will be of assistance in implementing its business plan. These "direct" sales strategies will be supplemented by the selective use of sales brokers in regions, or with customers, where the broker can add value on a cost-effective basis.

Brands will deploy its own contract field merchandisers in key accounts to maximize product placement and "sell through". Toronto Maple Leaf hockey personalities, Shayne Corson and Darcy Tucker, have been retained as product spokesmen and to assist in these field merchandising initiatives.

In addition, Brands co-packs for one of North America's leading premium flavoured iced tea distributors. Brands is the exclusive Eastern-Seaboard supplier for a number of specialty products for this customer, which is located in the North Eastern United States. These co-packing arrangements are fulfilled on a "tolling" basis whereby the customer supplies most ingredients, packaging and distribution. Brands charges a production fee to cover labour, plant overhead costs and a margin of profit. Additionally Brands charges this customer to use its warehouse at 14 Brewster Road in Brampton, Ontario and to manage the warehousing and handling of the customer's products in Canada.

                                   COMPETITION

The beverage and juice category of the food industry in which the Company operates is highly competitive. The Company competes directly with well financed large players in all its product categories, many with substantially greater marketing and distribution resources than Brands - Lassonde in apple beverages, Mott's and Heinz in "red" juices, Ocean Spray in the cranberry category.

The Company intends to compete on the basis of a "value" price positioning against the premium priced North American brands, relying on its distribution strengths, continuing brand awareness and customized selling strategies to build market presence. These targeted sales initiatives capitalize on the flexible production competencies it has at its manufacturing plant in Mississauga, Ontario. At this time the Company does not represent a significant competitive presence in the industry.


                                  RAW MATERIALS

Brands purchases beverage flavours, concentrates and juices - as well as all bottles, caps, labels and other packaging materials - from independent suppliers located in Canada and the USA. With the exception of pure juices, formulations are unique and proprietary to Brands.

Management does not foresee any issues with availability of raw materials other than seasonal price sensitivity associated with the purchasing of apple juice and fruit concentrates. In the latter category, Brands if it elects to do so could forward purchase and store product to take advantage of seasonal price opportunities.

                                   SEASONALITY

The business is seasonal to the extent that demand for certain beverage products varies throughout the year.


                                   TRADEMARKS

D'Angelo Brands Ltd. has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. Trademarks etc.) held by a related company under common control. The agreement requires Brands to pay 3% of gross revenue from sales of all branded products. D'Angelo Brands Ltd. is obligated to pay a minimum of $191,410 to a maximum of $510,428 in royalties during each calendar year. The agreement commenced on March 22, 2001.


                                    EMPLOYEES

The Company currently has 47 employees all of which are full time. The Company places particular reliance on key personnel, particularly the President, whose involvement would be considered material to the Company.


                            RESEARCH AND DEVELOPMENT

During the year ended April 30, 2002, the Company spent approximately $75,000 on research and development activities and spent nothing in the year ended April 30, 2001. None of these costs were borne directly by customers.


                               ENVIRONMENTAL LAWS

The Company must comply with certain municipal, provincial and federal environmental laws. Presently the incremental cost to the Company of complying with these laws is considered to be minimal.


                       GOVERNMENT APPROVAL OR REGULATIONS

Brands operates in the beverage sector of the food industry in Ontario, Canada and must comply with a number of government regulations in this regard.

ITEM 2. DESCRIPTION OF PROPERTY.


The Company's corporate office and warehousing space is located at 14 Brewster Road, Brampton, Ontario, Canada L6T 5B7 ("The Property"). This facility, which is owned by the Company, is well maintained and well suited for its current use. It has approximately 12,000 square feet of office space and 40,000 square feet of warehouse space. The building is being depreciated on a straight line basis over 20 years and annual realty taxes are approximately $80,000. The facility is financed as follows:

First mortgage in the amount of $414,832 on the Property owed to D. Dunsmuir Investments Canada Limited. The mortgage bears interest at 16% per annum paid monthly. The principal was due February 9, 2002 but was renewed on a month to month basis after this date under the same terms. The mortgage has been guaranteed by an officer of the Company. A new first mortgage was registered against the Property on May 2, 2002. Further details of this mortgage are outlined below.

Second mortgage of $1,608,271 on Property owed to Reagens Canada Ltd. The mortgage bears interest at 20% per annum payable monthly. The principal was due January 28, 2002 but was renewed on a month to month basis after this date under the same terms. The mortgage has been guaranteed by an officer of the Company.

Third mortgage of $74,032 on the Property owed to D. Dunsmuir Investments Canada Limited. The mortgage bears interest at 16% per annum payable monthly. The principal is due on demand. The mortgage has been guaranteed by an officer of the Company.

On May 2, 2002, a new first mortgage was registered against the Property. The principal amount of the mortgage is $1,594,591 and matures on May 1, 2003. The interest rate is 10.5% per annum and is payable monthly on the first of every month. The mortgage has been guaranteed by an officer of the Company. In connection with the new mortgage, $1,380,916 was paid on the second mortgage owed to Reagens Canada outlined above. Additionally the three mortgages outlined above were postponed to the new first mortgage and became 2nd, 3rd and 4th mortgages (i.e. behind the new first mortgage) and a 2nd charge General Security Agreement in favour of D. Dunsmuir Investments Canada Limited was issued in the amount of $628,907.

The Company leases a state of the art high speed beverage manufacturing facility located at 4500 Eastgate Parkway, Mississauga, Ontario, Canada, L4W 3W6. The facility (57,290 square feet) is leased from April 1, 2002 to March 31, 2003 at a rate of $3.50 per square foot plus property taxes and the Company's proportionate share of operating costs. This facility is well suited for its current use.

In the opinion of management the properties at 14 Brewster Road Brampton, Ontario, Canada and 4500 Eastgate Parkway, Mississauga, Ontario, Canada, are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

On or about December 21, 2001, the Company's wholly owned subsidiary, D'Angelo Brands Ltd. issued a statement of claim in the District Court of Ontario against General Electric Capital Canada, Inc. ("GE"), Zwaig Associates Inc and Herb Grossman. The claim titled D'Angelo Brands Ltd. ("Plaintiff") and General Electric Capital Canada, Inc, Zwaig Associates Inc and Herb Grossman ("Defendants") arose out of an agreement by GE to finance the acquisition of the assets of New Wave Beverages Inc. and Premium Brand Juice & Drinks Inc. ("the Assets"). As a result of a disagreement between GE and Zwaig Associates Inc., the receiver for the estates of New Wave and Premium Brand, (the "Receiver") which did not directly affect or involve D'Angelo Brands Ltd., GE withdrew from its agreement to finance the purchases. The claim by the Plaintiff for specific performance against GE was in the amount of $11,162,000. D'Angelo Brands Ltd. was also seeking damages for breach of commitment in the amount of $15,946,000 and punitive damages in the amount of $6,378,000 from GE. The statement of claim against the Receiver and Herb Grossman ("Receiver & Grossman") requested an interim injunction restraining the Receiver & Grossman from selling the Assets and for damages in the amount of $12,757,000 and punitive damages in the amount of $6,378,000. On or about April 2, 2002 an agreement was entered into with the Receiver for the purchase of the New Wave Beverage assets and, as part of that agreement, the injunction application was withdrawn, without costs, and the statement of claim against the Defendants was discontinued.

A claim was issued in the Ontario Supreme Court of Justice on August 7, 2001 on behalf of D'Angelo Brands Ltd. v. Les Aliments Lexus Foods Inc. The claim is an action for outstanding commissions in the amount of $63,000 plus $319,000 in general damages for breach of contract. Les Aliments Lexus Foods Inc. defended the claim and subsequently counterclaimed for damages and breach of contract in the amount of $191,000 and for fraud and negligent misrepresentation for the same amount. Additionally, Les Aliments has expressed an intent to obtain an order amending its statement of defense and counterclaim to include the same claims as before and, in addition, a declaration that Les Aliments has the right, title and interest in the D'Angelo trademarks. To date, however, Les Aliments has not taken any steps to obtain the order for the amendment. It is the opinion of management and legal counsel that the counterclaim by Les Aliments is spurious and simply an attempt to discourage pursuit of the commissions owing to D'Angelo Brands Ltd. It is the opinion of management that the two claims will be settled without any significant cost to either side.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the Company's fiscal year ending April 30, 2002.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the over-the-counter market in the United States under the symbol DNGO. The stock was listed previously under the symbol PWIN. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

        Qtr. Ended                  Low/Bid               High/Ask
        ----------                  -------               --------
        July 31, 2000                 5.16                 12.50
        October 31, 2000              2.50                  8.13
        January 31, 2001               .80                  3.80
        April 30, 2001                 .74                  2.48
        July 31, 2001                  .38                  1.58
        October 31, 2001               .26                  1.05
        January 31, 2001               .16                   .87
        April 30, 2002                 .09                   .32

---------------
Source: Big Charts


                                    HOLDERS


As of July 22, 2002, there were 42 shareholders of record of the Company's common stock.

                                    DIVIDENDS

The Company has not paid any cash dividends to date, and has no plans to do so in the immediate future.

In connection with the Share Exchange Agreement outlined under Background and Business Development above, the Company assigned to its wholly owned subsidiary, Playandwin Canada Inc (Playandwin Canada), all of its licenses and rights to the racing wager game known as "RACINGO". The Company also distributed, in the form of a stock dividend, all of the common shares of its wholly owned subsidiary Playandwin Canada Inc. to stockholders of record of the Company immediately before the closing of the Share Exchange Agreement. The stock dividends were payable November 20, 2001 to stockholders of record on October 29, 2001. At October 29, 2001 there were 701,257 Class B Special Shares of Playandwin Canada Inc. outstanding. Each of these Class B shares may be exchanged for one common share of the Company. To accommodate the exchange of shares, the Company issued a sufficient number of common shares to a trustee for the benefit of the holders of the Class B Playandwin Canada shares. The trustee will hold the common shares in trust until all the conditions for the exchange of the Class B Playandwin Canada shares have been satisfied.


                     RECENT SALES OF UNREGISTERED SECURITIES

With respect to the issuances and transfers made, the Company relied on
Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purposes of resale or distribution, and the transfer thereof was appropriately restricted.

On October 20, 1999, the Company issued 200,000 shares of its common stock for consideration of $75,000.

On October 11, 1999, the Company issued 200,000 shares of its common stock for consideration of $75,000.

On November 30, 1999, the Company issued 5,500,000 shares of its common stock to William Thompson for the proprietary rights to process soybeans.

On January 16, 2000 Penguin Petroleum Products Limited exercised 200,000 shares of the 320,000 options granted to Penguin.

On March 30, 2000, the Company sold 700,000 shares of its common stock valued at $.44 per share, which were issued pursuant to Rule 504 of Regulation D.

On March 31, 2000, the Company sold 11,428 shares of its common stock valued at $.38, which were issued pursuant to Rule 504 of Regulation D.

On June 13, 2000, the Company issued 1,600,000 shares of its common stock for consideration of $400,000.

On September 15, 2000, the Company issued 1,360,000 shares of its common stock for consideration of $149,600.

On October 5, 2000, the Company issued 11,480,000 shares of its common stock for services rendered to the Company valued at $.22 per share. These shares were registered on Form S-8.

During October, 2000, 38 shareholders of the Class B Common Shares of the Company's wholly owned subsidiary, Playandwin Canada Inc. requested conversion of their 4,301,681 shares of the Company's common stock, therefore giving effective voting rights to the shareholders of Playandwin Canada Inc.

On November 1, 2000 the Company issued 2,500,000 shares of its common stock for services rendered to the company valued at $.18 per share. These shares were registered on Form S-8.

On July 5, 2001 the Company issued 200,000 shares of its common stock for services rendered having a fair value of $11,400.

On July 12, 2001 the Company issued 1,950,000 shares of its common stock for services rendered having a fair value of $66,300.

On July 12, 2001 the Company issued 2,500,000 shares of its common stock for conversion of debt having a fair value of $85,000.

On July 16, 2001 the Company issued 1,000,000 shares of its common stock for services rendered having a fair value of $30,000.

All common shares issued up until September 25, 2001 do not reflect the 1:20 reverse split which occurred on that date.

On October 9, 2001 the Company issued 670,930 shares of its common stock in consideration for $201,279 in debt owed by Playandwin Canada Inc. The closing market value of the stock at the date of conversion was $.62 per common share.

On November 20, 2001 the Company issued 701,257 shares, to a trustee, in the form or a stock dividend pursuant to the Share Exchange Agreement dated October 29, 2001. Details of the stock dividend are outlined under Dividends above.

On December 4, 2001 the Company issued 600,000 shares of its common stock for consideration of $96,774. A Rights Registration Agreement was attached to these shares. The agreement required the Company to register these shares within 180 days of November 30, 2001 or the holder of the shares was entitled to receive an additional 300,000 registrable shares of the Company. The Company did not register the shares within the 180 day period.

On December 4, 2001 the Company issued 1,000,000 shares of its common stock for consideration of a stock subscription receivable of $96,774.

On February 22, 2002 the Company issued 500,000 shares of its common stock for consideration of $48,387.

On March 28, 2002 the Company issued 50,000 shares of its common stock in exchange for 50,000 Exchangeable Shares. The terms of the Exchangeable Shares are outlined in more detail in Part I Description of the Business, Background and Business Development above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS


         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended April 30, 2002.

The year ended April 30, 2002 was a transitional year for the Company as a result of several significant events during the year. In October 2001, the Company's wholly owned subsidiary, D'Angelo Acquisitions Inc. acquired D'Angelo Brands Ltd., a beverage marketer and distributor.

Near the end of the fiscal year, D'Angelo Brands Ltd., as a result of the acquisition of the fully operational beverage processing lines, moved from one with very little operating and no manufacturing activity to one with the ability to manufacture its own branded products as well as co-pack products for other customers. In April 2002, the Company began manufacturing operations at a state of the art beverage bottling facility located in Mississauga, Ontario, Canada and produced and sold the first products from this facility in the same month.

Going forward the Company anticipates that sales will increase on an annualized basis since the manufacturing plant only began operations in April 2002 and it is anticipated that it will operate for all of the next fiscal year. The increase will be generated from sales of its own manufactured products and from co-packing arrangements on a "tolling basis".

RESULTS OF OPERATIONS

Comparing the year ended April 30, 2001 to the year ended April 30, 2002

Sales. For the year ended April 30, 2002, sales were $434,996, an increase of $294,046 over the $140,950 sales for the year ended April 30, 2001. The increase in sales was a result of the Company beginning to sell the beverage products which began being produced in the Company's manufacturing facility beginning in April 2002.

Gross Profit. Gross profit was ($308,940) for the year ended April 30, 2002, a decrease of $387,872 compared to the $78,932 gross profit for the year ended April 30, 2001. The decrease in gross profit was primarily attributable to higher repairs and maintenance, product development costs, ingredients and packaging usage waste related to the start-up of the new production line in April 2002. In addition rent, property taxes, utilities, insurance, and indirect labour and other fixed costs were incurred on the manufacturing facility in this start-up period.

Commission Income. Commission income was $30,025 for the year ended April 30, 2002, a decrease of $268,383 from the $298,408 commission income for the year ended April 30, 2001. Commission income was generated by the Company sub-licensing the use of its brand names. The decrease in commission income was a result of much less activity of this type by the Company during the year ended April 2002.

Selling, Marketing, Distribution and Warehousing Expenses. Selling, marketing, distribution and warehousing expenses were $398,600 for the year ended April 30, 2002, an increase of $187,006 over selling, marketing, distribution and warehousing expenses of $211,594 for the year ended April 30, 2001. The increase was due entirely to higher trademark royalty expenses as a result of the royalty agreement entered into by the Company and a related party as outlined in Item 12 Certain Relationships and Related Transactions.

General and Administrative Expenses. General and administrative expenses were $2,929,683 for the year ended April 30, 2002, an increase of $2,315,015 over general and administrative expenses of $614,668 for the year ended April 30, 2001. The largest part of this increase is from $1,513,050 in common stock issued for legal and consulting services rendered. In addition general and administrative costs were higher due to higher bad debt expense, higher depreciation and higher legal and accounting expenses related to the Share Exchange Agreement and acquisition and financing of the Property and the manufacturing equipment.

Financing Expenses. Financing expenses were $906,165 for the year ended April 30, 2002, an increase of $906,165 over the financing expenses of nil for the year ended April 30, 2001. The increase is a result of financing the Property and manufacturing equipment and expenses for shares issued below market value.

Interest. Interest was $259,783 for the year ended April 30, 2002, an increase of $253,763 over interest of $6,020 for the year ended April 30, 2001. The increase was a result of financing the Property and manufacturing equipment.

Provision for Income Taxes. As the Company generated losses in the last two years no provision has been made for income taxes.

Net Loss. Net Loss was $4,773,146 for the year ended April 30, 2002, an increase of $4,318,204 over the net loss of $454,942 for the year ended April 30, 2001. The increase in the net loss was a result of lower gross profit, lower commission income and higher selling, marketing, distribution, warehousing, general and administrative expenses, financing expenses and interest.


LIQUIDITY AND CAPITAL RESOURCES

Comparing the year ending April 30, 2001 to the year ending April 30, 2002

As of April 30, 2002, the Company had a working capital deficiency of $5,187,539 compared to a working capital deficiency of $95,060 as of April 30, 2001. The decrease in working capital was a result of financing the cash loss and Property and manufacturing equipment purchases through the use of short term financing in the form of accounts payable, accrued liabilities, mortgages and other debt.

Net cash used for operating activities was $409,556 for the year ended April 30, 2002, a decrease of $102,808 from the $512,364 net cash used for operating activities for the year ended April 30, 2001. The decrease resulted from a large increase in accounts payable covering the significantly higher cash loss.

Net cash used for investing activities for the year ended April 30, 2002 was $2,726,955, as compared to the $110,258 net cash used for investing activities for the year ended April 30, 2001. The large increase in net cash used for investing activities as compared to the prior year was a result of the acquisition of the Property and manufacturing equipment during the year ended April 30, 2002.

Net cash provided from financing activities for the year ended April 30, 2002 was $3,124,920, as compared to the $602,125 net cash provided from financing activities for the year ended April 30, 2001. The large increase in net cash provided from financing activities as compared to the prior year was a result of the increase in mortgages and other debt during the year.

In the year ended April 30, 2002, the Company obtained short-term financing as outlined below:

     First mortgage on the Property located at 14 Brewster Road, Brampton Ontario, Canada owed to D. Dunsmuir Investments Canada Limited in the principle amount of $414,832. The mortgage bears interest monthly. The principal was due February 9, 2002 but was renewed on a month to month basis after this date under the same terms. The mortgage has been guaranteed by an officer of the Company. A new first mortgage was registered against the Property on May 2, 2002. Further details of this mortgage are outlined in Description of Property above.

     Second mortgage on the Property owed to Reagens Canada Ltd in the principle amount of $1,608,271. The mortgage bears interest at 20% per annum payable monthly. The principal was due January 28, 2002 but was renewed on a month to month basis after this date under the same terms. The mortgage has been guaranteed by an officer of the Company.

     Third mortgage on the Property owed to D. Dunsmuir Investments Canada Limited in the amount of $74,032. The mortgage bears interest at 16% per annum payable monthly. The principal is due on demand. The mortgage has been guaranteed by an officer of the Company.

     Promissory demand note owed to D. Dunsmuir Investments Canada Limited in the amount of $702,023 jointly and severally with an officer of the Company. The Note bears interest at 16% per annum up to May 1, 2002 and 20% per annum thereafter until the date of repayment. The principal may be repaid, in whole or in part, at any time with or without notice. The Note is secured by:

     i) a general security agreement covering all assets of D'Angelo Brands Ltd. including inventory, equipment and accounts receivable.

     ii)  fourth registered charge on the Property

     iii) first registered charge on all production equipment

     Promissory demand note owed to David Stewart in the amount of $255,281. The Company and an officer of the Company are both signatories of the note. The note bears interest at 5% per annum to the date of payment. The principal may be repaid, in whole or in part, at any time with or without notice.


Subsequent to April 30, 2002, the Company received additional debt financing as follows:

On May 2, 2002, a new first mortgage was registered against the Property as described under Description of Property above.

On June 21, 2002, $318,918 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note in the same amount. Interest on the promissory note is payable monthly at the rate of 14% per annum up to and including August 21, 2002 and at the rate of 20% per annum from August 22, 2002 to the date of repayment in full. In consideration of the advance, the Company agreed to issue 500,000 free trading shares of the Company to D. Dunsmuir Investments Canada Limited. From the proceeds of the advance, the third mortgage (now the 4th mortgage) was repaid in full and $79,730 was applied to pay down a portion of the balance remaining of the 2nd mortgage (now the 3rd mortgage) as outlined under Description of Property above.

The Company has certain cash requirements to expand its business, execute its sales and marketing goals; fund working capital needs and pay down commitments including interest and principal payments on the debt which all matures in the next year. Management estimates that in excess of $5,000,000 will need to be repaid or refinanced over the next fiscal year in addition to the current trade liabilities it is incurring.

The Company is currently in discussions and negotiations to obtain the financing required to meet these obligations as they become due. The financing may be in the form of debt or equity or a combination thereof. As a result of the Company's current financial condition, there is no assurance that the financing will be obtainable on favourable terms or at all.



ITEM 7. FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this form 10 - KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

The Company's principal accountant, Stonefield Josephson, Inc., was dismissed on February 8, 2002. The principal accountants report on the financial statements for the past two years was modified as to uncertainty that the Company will continue as a going concern. The decision to change accountants was approved by the board of directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

A new accountant has been engaged as the principal accountant to audit the Company's financial statements. The new accountant is SF Partnership, LLP (formerly known as Solursh Feldman & Partners, LLP) and was engaged as of February 8, 2002. Neither the company nor anyone acting on its behalf consulted the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

The Company believes that no person who was a director, officer or beneficial owner of more than 10% of any class of the Company's equity securities failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

Information as to the directors and executive officers of the Company is as follows:

Name                        Age           Position
----                        ---           ---------
Frank D'Angelo              43            President/Secretary/Treasurer/Director
Giuseppe D'Angelo           73            Director
Thomas L. Hurdman           71            Director
Trish  Domi                 33            Director
Stewart Garner              36            Director


FRANK D'ANGELO

Mr. Frank D'Angelo, 43, was appointed as President, Secretary, Treasurer and a director of the Company on or about October 29, 2001. Frank D'Angelo founded D'Angelo Brands Ltd. in 1998. Prior to that, Mr. D'Angelo had been involved in ownership and senior management roles in several other food and beverage companies, one of which, The New York Food Company, Ltd., went into receivership. He has over 25 years experience in selling and marketing various branded products to the Canadian retail grocery chains. Mr. D'Angelo is the son of Giuseppe D'Angelo, another member of the Board of Directors of the Company.

GIUSEPPE D'ANGELO

Mr. D'Angelo, 73, was appointed a director of the Company on or about October 29, 2001. Mr. D'Angelo is now retired, but as a director of the Company, he applies the knowledge he has gained from more than 50 years in the food industry. Mr. D'Angelo is the father of Frank D'Angelo, another member of the Board of Directors of the Company.


THOMAS L. HURDMAN

Mr. Thomas L. Hurdman, 71, was appointed a director of the Company on or about October 29, 2001. Mr. Hurdman, who is now retired, is a chartered accountant. He has been employed in senior management positions in a number of organizations including several years as C.F.O. of Standard Brands Ltd.


TRISH DOMI

Ms. Domi, 33, was appointed a director of the Company on or about October 29, 2001. Ms. Domi has an M.A., Applied Psychology, from the Ontario Institute for Studies in Education and a B.A., Specialized, Honours Psychology, from York University in Toronto. She has been employed by The Hospital for Sick Children in Toronto, Canada as a clinical research coordinator since August 1998. She has authored or coauthored and published numerous scientific research papers.


STEWART GARNER

Mr. Garner, 36, has been a director of the Company since November 1999. Mr. Garner was President, Secretary, and Treasurer of the Company until he resigned these offices on or about October 22, 2001. Mr. Garner was also President of Lynx Gaming Corp. and prior to that from 1995 to 1997 he was employed as an Account Executive with Octagon Industries, an advertising and promotions company. On July 20, 2002, Mr. Garner resigned from the Board of Directors of the Company for personal reasons and not because of any disagreement with the Company on any matters relating to the Company's operations, policies or practices.

                                   COMMITTEES

The Company has no committees of the board of directors at this time.

ITEM 10. EXECUTIVE COMPENSATION

Effective for the fiscal year beginning May 1, 2002 the President of the Company is paid an annual salary by D'Angelo Brands Ltd. of $95,675. The Company does not at present have a compensation plan for officers and directors. There are currently no long term compensation arrangements so this section of the table below has been left blank.


                           SUMMARY COMPENSATION TABLE

                   Annual Compensation                  Long Term Compensation
                 ----------------------                 ----------------------
Name and                Salary    Bonus   Other Annual   (1)   (2)   (3)   (4)
Position         Year     ($)      ($)     Comp. ($)     ($)   (#)   ($)   ($)
--------         ----   -------   -----   ------------   ---   ---   ---   ---
Frank D'Angelo   2002        --      --        --         --    --    --    --
President and    2001        --      --        --         --    --    --    --
Director         2000   $38,000      --        --         --    --    --    --

---------------
(1) Restricted Stock Award(s)
(2) Securities Underlying Options/SARs
(3) LTIP Payouts
(4) All Other Compensation

Mr. D'Angelo has no stock options for common stock of the Company and does not receive any other long term compensation. As of April 30, 2002, Mr. D'Angelo had received advances from the Company in the amount of $291,080.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known to the Company, as of July 22, 2002, to be a beneficial owner of five percent or more of the Company's common stock, by the Company's directors and executive officers individually and as a group, prior to and upon conversion of the Exchangeable Shares. Each person named in the table below has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Beneficial Holdings of Owners of 5% or more of the Company's common stock (not including any common shares that would be received on conversion of any Exchangeable Shares):

Title of     Name/Address              Shares                    Percentage
Class        of Owner                  Beneficially Owned        Ownership
--------     ------------              ------------------        ----------
Common       D. Dunsmuir Investments               --                 --
             Canada Limited (1)
             1 Royal Gate Boulevard
             Woodbridge, Ontario
             Canada, L4L 8Z7

Common       Penguin Petroleum              1,600,000              10.33%
             Products Inc. (2)
             4 Barristers Court
             Thornhill, Ontario,
             Canada, L3T 5X3

Common       Total ownership of owners      1,600,000              10.33%
             of 5% or more

---------------

(1) In connection with a promissory demand note to D. Dunsmuir Investments Canada Limited ("Dunsmuir"), a commitment was made to issue 1,000,000 shares of the Company, which shares were to be restricted from trading until April 7, 2003 and 600,000 shares of the Company which are to be free trading shares. In consideration of an advance to the Company by Dunsmuir, the Company agreed to issue 500,000 free trading shares of the Company. None of these shares have yet been issued. After the 2,100,000 shares have been issued, Dunsmuir would beneficially own 11.94% of the outstanding shares.

(2) On or about May 29, 2002 the Company had not registered, within 180 days, 600,000 shares as required per a Registration Rights Agreement with Penguin Petroleum Products Inc. ("Penguin") dated November 30, 2001. As a result, as per the Registration Rights Agreement, Penguin will receive an additional 300,000 registrable securities of the Company. After the additional 300,000 shares are issued, Penguin would beneficially own 1,900,000 or 12.04% of the outstanding shares.

Beneficial Holdings of Officer and Directors (not including any common shares that would be received on conversion of any Exchangeable Shares):

Title of     Name/Address              Shares                    Percentage
Class        of Owner                  Beneficially Owned        Ownership
--------     ------------              ------------------        ----------
Common       Frank D'Angelo                        0                   0
             14 Brewster Road
             Brampton, Ontario,
             Canada, L6T 5B7

Common       Giuseppe D'Angelo                     0                   0
             14 Brewster Road
             Brampton, Ontario,
             Canada, L6T 5B7

Common       Thomas L. Hurdman                     0                   0
             16 Humberview Crescent
             Toronto, Ontario,
             Canada, M9N 1R5

Common       Patricia Domi                         0                   0
             280 South Kingsway
             Toronto, Ontario
             Canada, M6S 3V3

Common       Stewart Garner                  110,000                 .71%
             58 Cassandra Street
             Upper Unit
             Barrie, Ontario,
             Canada, L4L 8G7

Common       Total ownership of              110,000                 .71%
             officers and directors


Beneficial Holdings of Owners of 5% or more of the Company's common stock (upon conversion of Exchangeable Shares)

Title of     Name/Address              Shares                    Percentage
Class        of Owner                  Beneficially Owned        Ownership
--------     ------------              ------------------        ----------

Common       Frank D'Angelo                 5,959,772              11.59%
             14 Brewster Road
             Brampton, Ontario,
             Canada, L6T 5B7

Common       Giuseppe D'Angelo             20,115,421              39.11%
             14 Brewster Road
             Brampton, Ontario,
             Canada, L6T 5B7

Common       Almond Resources (1)           1,579,339               3.07%
             Cable Beach Court
             #1 West Bay Street
             P.O. Box CB-11278
             Nassau, Bahamas

Common       Fidra Holdings Ltd. (1)        1,787,931               3.48%
             Cable Beach Court
             #1 West Bay Street
             P.O. Box CB-11278
             Nassau, Bahamas

Common       Select Investments Ltd. (1)    1,728,334               3.36%
             Cable Beach Court
             #1 West Bay Street
             P.O. Box CB-11278
             Nassau, Bahamas

Common       Total ownership of            31,170,797              60.61%
             owners of 5% or more

---------------

(1) Mr. Ian Brown is the principle shareholder of Almond Resources Ltd., Fidra Holdings Ltd., and Select Investments Ltd. Therefore Mr. Brown will be deemed the beneficial owner of an aggregated total of approximately 5,095,064 shares, or 9.91% of the issued and outstanding shares of the common stock, upon conversion of the Exchangeable Shares.

Beneficial Holdings of Officers and Directors (upon conversion of Exchangeable Shares):

Title of     Name/Address              Shares                    Percentage
Class        of Owner                  Beneficially Owned        Ownership
--------     ------------              ------------------        ----------

Common       Frank D'Angelo                 5,959,772               11.59%
             14 Brewster Road
             Brampton, Ontario,
             Canada, L6T 5B7

Common       Giuseppe D'Angelo             20,115,421               39.11%
             14 Brewster Road
             Brampton, Ontario,
             Canada, L6T 5B7

Common       Thomas L. Hurdman  (1)           297,989                 .58%
             35 Auto Mall Drive
             Scarborough, Ontario,
             Canada, M5P 5N5

Common       Patricia Domi                          0                   0
             280 South Kingsway
             Toronto, Ontario
             Canada, M6S 3V3

Common       Stewart Garner                   110,500                 .21%
             58 Cassandra Street
             Upper Unit
             Barrie, Ontario,
             Canada, L4L 8G7


Common       Total ownership of            26,483,682               51.49%
             officers and directors

---------------

(1) Hurdman Enterprises Ltd. will be the beneficial owner of approximately 297,989 shares upon conversion of the Exchangeable Shares. Muriel J. Hurdman will be the beneficial owner of approximately 59,598 shares upon conversion of the Exchangeable Shares. Mr. Thomas L. Hurdman is the principle shareholder of Hurdman Enterprises Ltd. and the husband of Muriel
     J. Hurdman. Therefore, Mr. Hurdman will be deemed the beneficial owner of an aggregate of approximately 357,587 shares, or .70%, of the issued and outstanding shares of common stock upon conversion of the Exchangeable Shares. Mr. Hurdman is a director of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. F. D'Angelo, an officer and director of the Company, had advances from the Company of $291,080 at April 30, 2002. The advances do not accrue interest.

D'Angelo Brands Ltd. is a wholly owned subsidiary of D'Angelo Acquisitions Inc., which in turn is a wholly owned subsidiary of the Company.

D'Angelo Brands Ltd. has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. Trademarks etc.) held by a related company under common control. The agreement requires Brands to pay 3% of gross revenue from sales of all branded products. D'Angelo Brands Ltd. is obligated to pay a minimum of $191,410 to a maximum of $510,428 in royalties during each calendar year. The agreement commenced on March 22, 2001.


ITEM 13. FINANCIAL STATEMENTS AND EXHIBITS

Report of the Independent Auditor, SF Partnership, LLP (formerly known as Solursh Feldman & Partners, LLP) dated July 22, 2002

Consolidated Balance Sheets as at April 30, 2002 and April 30, 2001

Consolidated Statements of Operations and Comprehensive Loss for the years then ended

Consolidated Statements of Stockholder's Equity (Deficiency) for the years then ended

Consolidated Statements of Cash Flows for the years then ended

Notes to the Consolidated Financial Statements

CONTENTS                                                               Page
--------                                                               ----
Independent Auditors' Report                                           F-1

Consolidated Financial Statements:
     Balance Sheets                                                    F-2
     Statements of Operations and Comprehensive Loss                   F-3
     Statements of Stockholders' Equity (Deficiency)                   F-4
     Statements of Cash Flows                                          F-5
     Notes to Financial Statements                                     F-7

                                      F-1
                                                                              25


                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders of
D'ANGELO BRANDS, INC.


     We have audited the accompanying consolidated balance sheets of D'ANGELO BRANDS, INC. (formerly Playandwin, Inc.) as at April 30, 2002 and 2001 and the related consolidated statements of stockholders' equity (deficiency), operations and comprehensive loss and cash flows for the years ended April 30, 2002 and 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of D'Angelo Brands, Inc. (formerly Playandwin, Inc.) as of April 30, 2002 and 2001 and the consolidated results of their operations and comprehensive loss and their cash flows for the years ended April 30, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.



TORONTO, CANADA                             CHARTERED ACCOUNTANTS
July 22, 2002                               SF Partnership, LLP (formerly  known
                                            as Solursh Feldman & Partners, LLP)

                                      F-2
                                                                              26


                     D'ANGELO BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 AS AT APRIL 30



                                                         2002            2001
                                                     -----------       --------

                                     ASSETS

CURRENT
  Cash                                               $         -       $ 11,881
  Accounts receivable                                     17,905         76,534
  Inventories                                             98,205              -
  Prepaid expenses and deposits                           19,146              -
  Deposit on building                                          -         64,160
                                                     -----------       --------
                                                         135,256        152,575
                                                     -----------       --------
CAPITAL ASSETS, NET                                    2,700,866         40,902
DEFERRED FINANCING CHARGES                                     -         55,545
                                                     -----------       --------
                                                       2,700,866         96,447
                                                     -----------       --------
                                                     $ 2,836,122       $249,022
                                                     ===========       ========


                                  LIABILITIES

CURRENT
  Accounts payable and accrued liabilities           $ 2,268,356       $243,855
  Advances from Director                                       -          3,780
  Mortgages and other debt                             3,054,439              -
                                                     -----------       --------
                                                       5,322,795        247,635

COMMITMENTS & CONTINGENCIES (NOTE 7)                           -              -
                                                     -----------       --------
                                                     $ 5,322,795       $247,635
                                                     -----------       --------


                       STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK, PAR VALUE $0.001;
  Class A - 200,000,000 shares authorized;
    15,487,259 and 35,594,736 shares issued and      $    15,487       $ 35,595
    outstanding
  Class B - 50,000,000 shares authorized;
    35,950,000 and 0 shares issued and outstanding        35,950              -
ADDITIONAL PAID-IN CAPITAL                             3,573,577        916,189
STOCK SUBSCRIPTION RECEIVABLE                            (96,774)             -
ADVANCES TO DIRECTOR                                    (291,080)             -
ACCUMULATED OTHER COMPREHENSIVE GAIN                      34,172         34,462
ACCUMULATED DEFICIT                                   (5,758,005)      (984,859)
                                                     -----------       --------
                                                      (2,486,673)         1,387
                                                     -----------       --------
                                                     $ 2,836,122       $249,022
                                                     ===========       ========

                     D'ANGELO BRANDS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                          FOR THE YEARS ENDED APRIL 30



                                                                     2002             2001
                                                                 ----------       ----------

SALES                                                               434,996          140,950

COST OF SALES                                                       743,936           62,018
                                                                 ----------       ----------
GROSS PROFIT                                                       (308,940)          78,932

COMMISSION INCOME                                                    30,025          298,408
                                                                 ----------       ----------
                                                                   (278,915)         377,340
                                                                 ----------       ----------

Selling, Marketing, Distribution and Warehousing Expenses           398,600          211,594
General and Administrative Expenses                               2,929,683          614,668
                                                                 ----------       ----------
                                                                  3,328,283          826,262
                                                                 ----------       ----------

LOSS BEFORE OTHER EXPENSES                                       (3,607,198)        (448,922)

OTHER EXPENSES
Financing Expenses                                                  906,165                -
Interest                                                            259,783            6,020
                                                                 ----------       ----------
                                                                  1,165,948            6,020
                                                                 ----------       ----------

LOSS BEFORE INCOME TAXES                                         (4,773,146)        (454,942)

Provision for income taxes                                                -                -
                                                                 ----------       ----------
NET LOSS                                                         (4,773,146)        (454,942)

Other comprehensive gain (loss), net of taxes -
foreign currency translation                                           (290)          34,928
                                                                 ----------       ----------
COMPREHENSIVE LOSS                                               (4,773,436)        (420,014)
                                                                 ==========       ==========

LOSS PER COMMON SHARE, BASIC AND DILUTED                              (0.21)           (0.03)
                                                                 ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                                   22,452,662       14,905,231
                                                                 ==========       ==========

                              D'ANGELO BRANDS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                            Common Stock                        Additional     Stock
                                              ----------------------------------------------     Paid-In    Subscription
                                               Class A      Amount     Class B       Amount      Capital     Receivable
                                              ----------   --------   ----------     -------    ----------  ------------

BALANCE AT APRIL 30, 2000                             60   $      0            0     $     0    $       68     $      0

Shares issued for cash                        35,594,676   $ 35,595                             $  916,121
Foreign Currency Translation Adj
Net Loss
                                              ----------   --------   ----------     -------    ----------     --------
BALANCE AT APRIL 30, 2001                     35,594,736   $ 35,595            0     $     0    $  916,189     $      0



Shares issued for cash before the
  acquisition of D'Angelo Acquisition Inc.       405,264   $    405                             $  219,775
Issuance of class B common stock             (36,000,000)  $(36,000)  36,000,000     $36,000
Issuance of common stock on
  acquisition of D'Angelo Acquisition Inc.     7,532,259   $  7,532                             $   (7,532)
Conversion of Class-B to Class-A shares           50,000   $     50      (50,000)    $   (50)
Shares issued for cash                         2,100,000   $  2,100                             $  239,835
Stock subscription receivable                                                                                  $(96,774)
Expense for shares sold below market value                                                      $  698,065
Shares issued for services rendered            5,805,000   $  5,805                             $1,507,245
Advances to Director
Foreign Currency Translation Adj
Net Loss
                                              ----------   --------   ----------     -------    ----------     --------
BALANCE AT APRIL 30, 2002                     15,487,259   $ 15,487   35,950,000     $35,950    $3,573,577     $(96,774)
                                              ==========   ========   ==========     =======    ==========     ========




                                                Advances   Accumulated Other                  Stockholders
                                                  to         Comprehensive      Accumulated       Equity
                                                Director         Gain             Deficit     /(Deficiency)
                                               ---------   -----------------    -----------   -------------

BALANCE AT APRIL 30, 2000                      $       0        $  (466)        $  (529,917)  $  (530,315)

Shares issued for cash                                                                        $   951,716
Foreign Currency Translation Adj                                $34,928                       $    34,928
Net Loss                                                                        $  (454,942)  $  (454,942)
                                               ---------        -------         -----------   -----------
BALANCE AT APRIL 30, 2001                      $       0        $34,462         $  (984,859)  $     1,387



Shares issued for cash before the
  acquisition of D'Angelo Acquisition Inc.                                                    $   220,180
Issuance of class B common stock                                                              $         0
Issuance of common stock on
  acquisition of D'Angelo Acquisition Inc.                                                    $         0
Conversion of Class-B to Class-A shares                                                       $         0
Shares issued for cash                                                                        $   241,935
Stock subscription receivable                                                                 $   (96,774)
Expense for shares sold below market value                                                    $   698,065
Shares issued for services rendered                                                           $ 1,513,050
Advances to Director                           $(291,080)                                     $  (291,080)
Foreign Currency Translation Adj                                $  (290)                      $      (290)
Net Loss                                                                        $(4,773,146)  $(4,773,146)
                                               ---------        -------         -----------   -----------
BALANCE AT APRIL 30, 2002                      $(291,080)       $34,172         $(5,758,005)  $(2,486,673)
                                               =========        =======         ===========   ===========


                     D'ANGELO BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED APRIL 30

                                                         2002           2001
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            (4,773,146)      (454,942)

  Adjustments to reconcile net loss to net cash used for operating activities:

    Depreciation                                          66,991         13,811
    Write-off of deferred financing charges               55,545             --
    Common stock issued for services rendered          1,513,050             --
    Expense for shares sold below market value           698,065             --

  Changes in operating assets and liabilities:
    (Increase) decrease in assets:
    Accounts receivable                                   58,629        (53,407)
    Inventories                                          (98,205)         3,093
    Prepaid expenses and deposits                        (19,146)            --
    Deposit on building                                   64,160        (64,160)

    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities         2,024,501         43,241
                                                      ----------     ----------
  Net cash used for operating activities:               (409,556)      (512,364)

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to capital assets                         (2,726,955)       (54,713)
  Deferred financing charges                                  --        (55,545)
                                                      ----------     ----------
  Net cash used for investing activities:             (2,726,955)      (110,258)

CASH FLOWS FROM FINANCING ACTIVITIES
  Mortgages and other debt                             3,054,439       (328,229)
  Issuance of capital stock                              365,341        951,716
  Advances to Director                                  (294,860)       (21,362)
                                                      ----------     ----------
  Net cash provided from financing activities:         3,124,920        602,125

CHANGE IN FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                                      (290)        34,928

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                     (11,881)        14,431

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                       11,881         (2,550)
                                                      ----------     ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                 --         11,881
                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  INTEREST PAID                                          163,763          6,020
                                                      ==========     ==========
  INCOME TAXES PAID                                           --             --
                                                      ==========     ==========

Supplemental disclosure of non-cash investing and financing transactions:

For the two years ended April 30, 2002, the Company:

Sold 1,100,000 of its common stock, unregistered, for gross proceeds of $145,161. The share price was below the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock. Therefore the company recorded a financing charge of $354,839, with a corresponding offset to additional paid-in capital for the difference between the current market value and the gross sales proceeds.

Sold 1,000,000 of its common stock for gross proceeds of $96,774 in the form of a share subscription receivable. The share price was below the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock. Therefore the company recorded a financing charge of $343,226, with a corresponding offset to additional paid-in capital for the difference between the current market value and the gross sales proceeds.

Issued 5,605,000 shares of its common stock valued at $1,461,250, the current market value of the shares on the dates of issuance based on the closing price of the Company's common stock for services rendered.

Issued 200,000 shares of its common stock for services rendered in the amount of $35,675. The share price was below the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock. Therefore the Company recorded a financing charge of $16,125, with a corresponding offset to additional paid-in capital for the difference between the current market value and the gross sales proceeds.

In connection with the issuance of the Exchangeable Shares, a Registration Rights Agreement dated November 12, 2001, was attached to 250,000 of these shares issued to Comerica Bank. As the registration was not effective within 120 days of the date of the agreement, Comerica Bank will receive another 100,000 registrable shares of the Company. Although the shares have not yet been issued, the expense related to the issuance of these shares of $27,000 has been accrued.

In connection with the promissory demand note to D. Dunsmuir Investments Canada Limited, a commitment was made to issue 1,000,000 shares of the Company, which shares were to be restricted from trading until April 7, 2003 and 600,000 shares of the Company which are to be free trading shares. Although the shares have not yet been issued, the expense related to the issuance of these shares of $374,000 has been accrued as a financing charge.

                              D'ANGELO BRANDS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   COMPANY BACKGROUND AND NATURE OF BUSINESS:

D'Angelo Brands, Inc. ("the Company") (formerly Playandwin, Inc.) was incorporated under the laws of the State of Nevada on June 9, 1995. The Company was incorporated under the name Cambridge Funding Group Inc. The Company changed its name to Agriceutials Technologies, Inc., then to Playandwin, Inc. and then to D'Angelo Brands, Inc.

D'Angelo Acquisitions Inc. is a wholly owned subsidiary of the Company and D'Angelo Brands Ltd. is wholly owned by D'Angelo Acquisitions Inc. D'Angelo Brands Ltd. produces and markets branded apple juice, apple cocktail and iced tea. These products are distributed to major retail grocery chains in the Ontario, Canada market.

                       ACQUISITION AND CHANGE IN CONTROL:

The Company incorporated a wholly owned subsidiary named D'Angelo Acquisitions Inc., ("Acquisitions") an Ontario corporation , which entered into a Share Exchange Agreement ("the Agreement") with D'Angelo Brands Ltd. ("Brands"), an Ontario Corporation. Pursuant to the Agreement dated October 29, 2001, Acquisitions acquired 100% of the outstanding shares of common stock of Brands in exchange for a total of 36,000,000 Exchangeable shares. The Exchangeable shares means Class B Special Shares of Acquisitions, being subordinate, non-voting special shares authorized in an unlimited number. The terms of the Exchangeable shares are outlined in more detail in note 4 below. Pursuant to the Agreement, the historical financial history of the Company is that of Brands, therefore April 30, the fiscal year end of Brands was adopted.


In connection with the Share Exchange Agreement, the Company assigned to its wholly owned subsidiary, Playandwin Canada Inc (Playandwin Canada), all of its licenses and rights to the racing wager game known as "RACINGO". The Company also distributed, in the form of a stock dividend, all of the common shares of Playandwin Canada Inc. to stockholders of record of the Company immediately before the closing of the Share Exchange Agreement. The stock dividends were payable November 20, 2001 to stockholders of record on October 29, 2001. At October 29, 2001 there were 701,257 Class B Special Shares of Playandwin Canada Inc. outstanding. Each of these Class B shares may be exchanged for one common share of the Company. To accommodate the exchange of shares, the Company issued a sufficient number of common shares to a trustee for the benefit of the holders of the Class B Playandwin Canada shares. The trustee will hold the common shares in trust until all the conditions for the exchange of the Class B Playandwin Canada shares have been satisfied.

                             BASIS OF PRESENTATION:

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course. As reflected in the accompanying financial statements, the Company has had recurring losses from operations, a negative cash flow from operations, and its current liabilities exceed its current assets. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

     o The Company is continuing to develop its business plan and Management does expect the Company to become profitable by the fourth quarter of its fiscal year ended April 30, 2003.




     o Management expects to fund any negative cash flows or capital expenditures from debt or equity financing or a combination thereof as deemed appropriate by the Company's Board of Directors.


                             BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries.

                                USE OF ESTIMATES:

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts for revenue and expenses during the period. Actual amounts could differ from those estimates.


                                   FAIR VALUE:

For certain of the Company's financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for mortgages and other debt also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.


                                CASH EQUIVALENTS:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.


                          CONCENTRATION OF CREDIT RISK:

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with a financial institution in Canada which is not covered by the Canada Deposit Insurance Corporation. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.


                                   INVENTORY:

Inventories are valued at the lower of cost (first-in, first-out basis) or market.


                                 CAPITAL ASSETS:

Capital assets are stated at cost or net replacement amount. Depreciation, based on the estimated useful lives of the assets, is provided on a straight line basis over the following periods:

              Building                            20 years
              Manufacturing Equipment             10 years
              Trucks                               3 years

Depreciation expense was $66,991 and $13,811 for the years ended April 30, 2002 and 2001, respectively.

                              REVENUE RECOGNITION:

The Company recognizes sales upon shipment of goods to customers.


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


                               ADVERTISING COSTS:

Advertising costs are expensed as incurred. Advertising expense includes costs related to promoting the D'Angelo brand name and amounted to approximately nil for the year ended April 30, 2002 and approximately $212,000 for the year ended April 30, 2001.


                        TRANSLATION OF FOREIGN CURRENCY:

The Company translates the foreign currency financial statements of its subsidiaries in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity (deficiency). Foreign currency transaction gains and losses are included in determining net income.

                                  INCOME TAXES:

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


                           NET LOSS PER COMMON SHARE:

The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2002, the weighted average common shares outstanding would have been increased by 35,950,000 shares of the Company's common stock if the Exchangeable Shares would have been dilutive.


                              COMPREHENSIVE INCOME:

SFAS No. 131 "Reporting Comprehensive Income", establishes standards for the reporting and displaying of comprehensive income and its components in the financial statements. In accordance with SFAS No. 52, the Company has a Foreign Currency Translation Adjustment. This is a component of the Company's Comprehensive Loss, which is displayed as a component of the Statement of Operations and Comprehensive Loss.

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs may be necessary. The Company adopted SFAS No. 141 on July 1, 2001 and the adoption did not have an effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company was required to implement SFAS No. 142 on January 1, 2002 and the adoption did not have an effect on the Company's financial position or results of operation.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction (issued 4/02)", which the Company does not believe will materially affect its financial statements.

2.   CAPITAL ASSETS

                                           2002                         2001
                         ---------------------------------------    ------------
                                    Accumulated     Net Carrying    Net Carrying
                           Cost     Amortization       Amount          Amount
                         --------   ------------    ------------    ------------
Land                       943,222          --          943,222            --
Building                 1,096,433      36,548        1,059,885            --
Manufacturing Equipment    687,279       5,730          681,549            --
Trucks                      48,120      31,910           16,210        40,902
                         ---------      ------        ---------        ------
                         2,775,054      74,188        2,700,866        40,902

                                      F-14

3.   MORTGAGES AND OTHER DEBT                                   2002      2001
                                                              --------  --------
     First mortgage on the property located at 14 Brewster
     Road, Brampton Ontario, Canada ("the Property") owed
     to D. Dunsmuir Investments Canada Limited. The
     mortgage bears interest at 16% per annum paid monthly.
     The principal was due February 9, 2002 but was renewed
     on a month to month basis after this date under the
     same terms. The mortgage has been guaranteed by an
     officer of the Company. A new first mortgage was
     registered against the Property on May 2, 2002.
     Further details of this mortgage are outlined in
     note 14 below.                                            414,832     --

     Second mortgage on the Property owed to Reagens
     Canada Ltd. The mortgage bears interest at 20%
     per annum payable monthly. The principal was due
     January 28, 2002 but was renewed on a month to month
     basis after this date under the same terms. The
     mortgage has been guaranteed by an officer of
     the Company.                                            1,608,271     --

     Third mortgage on the Property owed to D. Dunsmuir
     Investments Canada Limited.  The mortgage bears
     interest at 16% per annum payable monthly.  The
     principal is due on demand. The mortgage has
     been guaranteed by an officer of the Company.              74,032     --

     Promissory demand note owed to D. Dunsmuir Investments
     Canada Limited, jointly and severally with an officer
     of the Company ("The Note"). The Note bears interest
     at 16% per annum up to May 1, 2002 and 20% per annum
     thereafter until the date of repayment. The principal
     may be repaid, in whole or in part, at any time with
     or without notice. The Note is secured by:

     i) a general security agreement covering all assets of D'Angelo Brands Ltd. including inventory, equipment and accounts receivable.

     ii)  fourth registered charge on the Property

     iii) first registered charge on all production equipment  702,023     --


     Promissory demand note owed to David Stewart jointly and
     severally with an officer of the Company. The note bears
     interest at 5% per annum to the date of payment. The
     principal may be repaid, in whole or in part, at any
     time with or without notice.                              255,281     --
                                                             ---------  --------
                                                             3,054,439     --


4.   COMMON STOCK

                              CLASS A COMMON STOCK

     For the year ended April 30, 2002 the Company had the following Class A Common Stock transactions:

Sold 405,264 shares of its common stock for proceeds of $220,180.

Sold 1,100,000 of its common stock, unregistered, for gross proceeds of $145,161. The share price was below the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock. Therefore the company recorded a financing charge of $354,839, with a corresponding offset to additional paid-in capital for the difference between the current market value and the gross sales proceeds. A Registration Rights Agreement was attached to 600,000 of these shares. Further details of this agreement are outlined in subsequent event note 9 below.


Sold 1,000,000 of its common stock for gross proceeds of $96,774 in the form of a share subscription receivable. The share price was below the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock. Therefore the company recorded a financing charge of $343,226, with a corresponding offset to additional paid-in capital for the difference between the current market value and the gross sales proceeds.

Issued 5,605,000 shares of its common stock valued at $1,461,250, the current market value of the shares on the dates of issuance based on the closing price of the Company's common stock for services rendered.

Issued 200,000 shares of its common stock for services rendered in the amount of $35,675. The share price was below the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock. Therefore the Company recorded a financing charge of $16,125, with a corresponding offset to additional paid-in capital for the difference between the current market value and the gross sales proceeds.

         For the year ended April 30, 2001 the Company had the following Common Stock transactions:

Sold 35,594,736 shares of its common stock for proceeds of $951,716.


                              CLASS B COMMON STOCK

In connection with the Company's acquisition of D'Angelo Acquisitions Inc., as outlined in note 1 above, 36,000,000 Exchangeable Shares of Acquisitions were issued. The Exchangeable Shares issued were further described as Class B Special, subordinated, non-voting special shares. Each share is exchangeable into one share of the Company's common stock subject to the terms as follows:

a) each exchangeable share may be exchanged for one common share of the Company at any time during the period ending on and including the day of the fifth anniversary of the closing date.(October 29, 2001)

b) each exchangeable share may be exchanged for one common share at the request of Acquisitions:

     i) on the occurrence of a take over bid for all of the issued and outstanding shares of the Company; or

     ii)  after the fifth anniversary of the closing date;

c)   in case the Company shall:

     i) subdivide its outstanding common shares into a greater number of shares; or

     ii) consolidate its outstanding common shares into a smaller number of shares; or

     iii) issue common shares of the Company to the holders of its outstanding common shares by way of a stock dividend, then the number of Company shares into which the Exchangeable Shares may be converted on the effective date of such subdivision or consolidation or on the record date for such stock dividend, as the case may be, shall, in the case of the events referred to in i) and ii) above, be decreased in proportion to the total number of common shares of the Company resulting from such subdivision or issue, or shall, in the case of the event referred to in ii) above, be increased in proportion to the total number of outstanding common shares of the Company resulting from such consolidation; and

d) the adjustments provided for in c) above are cumulative and shall apply to successive dividends, distributions, subdivisions, consolidations, issues or other events resulting in any adjustment under the provisions of c) above;

e) all of the foregoing rights, privileges and conditions and the exercise or fulfillment thereof shall be subject to the relevant securities laws.

On March 28, 2002, 50,000 Exchangeable Shares were converted to Class A common shares of the Company.


5.   SIGNIFICANT CUSTOMER

For the year ended April 30, 2002, one customer accounted for approximately 71% and another customer approximately 14% of the Company's sales.

6. RELATED PARTY TRANSACTIONS

D'Angelo Brands Ltd. has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. Trademarks etc.) held by a related Company under common control. The agreement requires Brands to pay 3% of gross revenue from sales of all branded products. D'Angelo Brands Ltd. is obligated to pay a minimum of $191,410 to a maximum of $510,428 in royalties during each calendar year. The agreement commenced on March 22, 2001. As of April 30, 2002, $221,105, had been accrued but not paid.

As of April 30, 2002, $291,080 was owed to the Company by a director and officer. The Advances are non-interest bearing.

In connection with the Share Exchange Agreement outlined in note 1 above, the Company entered into a Settlement Agreement with Stewart Garner, its former President. Under the terms of the agreement, the Company is to pay Mr. Garner the sum of $70,000 in ten equal monthly payments of $7,000 each. The payments are payable on the 15th of each month commencing on November 15th 2001. As of April 30, 2002, the $70,000 has been accrued but no payments had been made.


7.   COMMITMENTS AND CONTINGENCIES

A claim was issued in the Ontario Supreme Court of Justice on August 7, 2001 on behalf of D'Angelo Brands Ltd. v. Les Aliments Lexus Foods Inc. The claim is an action for outstanding commissions in the amount of $63,000 plus $319,000 in general damages for breach of contract. Les Aliments Lexus Foods Inc. defended the claim and subsequently counterclaimed for damages and breach of contract in the amount of $191,000 and for fraud and negligent misrepresentation for the same amount. Additionally, Les Aliments has expressed an intent to obtain an order amending its statement of defense and counterclaim to include the same claims as before and, in addition, a declaration that Les Aliments has the right, title and interest in the D'Angelo trademarks. To date, however, Les Aliments has not taken any steps to obtain the order for the amendment. It is the opinion of management and legal counsel that the counterclaim by Les Aliments is spurious and simply an attempt to discourage pursuit of the commissions owing to D'Angelo Brands Ltd. It is the opinion of management that the two claims will be settled without any significant cost to either side.

In connection with the issuance of the Exchangeable Shares, a Registration Rights Agreement dated November 12, 2001, was attached to 250,000 of these shares issued to Comerica Bank. As the registration was not effective within 120 days of the date of the agreement, Comerica Bank will receive another 100,000 registrable shares of the Company. Although the shares have not yet been issued, the expense related to the issuance of these shares of $27,000 has been accrued.

                                                                              42
                                      F-18

In connection with the promissory demand note to D. Dunsmuir Investments Canada Limited, outlined in note 3 above, a commitment was made to issue 1,000,000 shares of the Company, which shares were to be restricted from trading until April 7, 2003 and 600,000 shares of the Company which are to be free trading shares. Although the shares have not yet been issued, the expense relating to the issuance of these shares of $374,000 has been accrued as a financing charge.

The Company's future minimum annual lease payments required under operating leases that have initial or non cancelable lease terms in excess of one year owing over the next 5 years are as follows:

                    Year ended
                  --------------
                  April 30, 2003                $19,135
                  April 30, 2004                 19,900
                  April 30, 2005                 12,050
                  April 30, 2006                  7,650

                                      F-19

8.   INCOME TAXES

The components of the provision for income taxes is as follows:

                                                       2002             2001
                                                    ----------       ----------
  Current tax expense:
      Canada                                            --               --
      United States                                     --               --
                                                    ----------       ----------
          Total Current                                 --               --
                                                    ----------       ----------

  Deferred tax expense:
      Canada                                            --               --
      United States                                     --               --
                                                    ----------       ----------
          Total Deferred                                --               --
                                                    ----------       ----------
      Total tax provision from
          continuing operations                         --                --
                                                    ----------       ----------


Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for book purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       2002             2001
                                                    ----------       ----------
  Deferred Tax Assets:
      Loss carry forwards                            1,355,481         267,485
      Other temporary differences                       51,351             449
      Less valuation allowance                      (1,406,832)       (267,934)
                                                    ----------      ----------
  Net Deferred tax assets                                   --              --
                                                    ----------      ----------


At April 30, 2002, the company has provided a valuation allowance for the deferred tax asset since in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset is not realizable. Net operating loss carry forwards expire starting in 2007.

                                      F-20



9.   SUBSEQUENT EVENTS

On May 2, 2002, a new first mortgage was registered against the property located at 14 Brewster Road. The principal amount of the mortgage is $1,594,591 and matures on May 1, 2003. The interest rate is 10.5% per annum and is payable monthly on the first of every month. The mortgage has been guaranteed by an officer of the Company. In connection with the new mortgage, $1,380,916 was paid on the second mortgage owed to Reagens Canada outlined in note 3 above. Additionally the three mortgages outlined in note 3 above were postponed to the new first mortgage and became 2nd, 3rd and 4th mortgages (i.e. behind the new first mortgage) and a 2nd charge General Security Agreement in favour of D. Dunsmuir Canada Limited was issued in the amount of $628,907.

On or about May 29, 2002, the Company had not registered, within 180 days, the 600,000 shares as required per a Registration Rights Agreement with Penguin Petroleum Products Inc. ("Penguin") dated November 30, 2001. As a result, as per the Registration Rights Agreement, Penguin will receive an additional 300,000 registrable securities of the Company. The Company will record an expense for this penalty in the amount of $45,000, the fair market value for these shares on the date of the breach.

On June 21, 2002, $318,918 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note in the same amount. Interest on the promissory note is payable monthly at the rate of 14% per annum up to and including August 21, 2002 and at the rate of 20% per annum from August 22, 2002 to the date of repayment in full. In consideration of the advance, the Company agreed to issue 500,000 free trading shares of the Company, with a fair market value of $120,000, to D. Dunsmuir Investments Canada Limited. From the proceeds of the advance the third mortgage outlined in note 3 above (now the 4th mortgage) was repaid in full and $79,730 was applied to pay down a portion of the balance remaining of the 2nd mortgage (now the 3rd mortgage) outlined in note 3 above.

                                    EXHIBITS

Exhibit No.    Description
-----------    ------------
  2.1          Share Exchange Agreement (incorporated by reference to
               exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 15, 2002).

  3.1(a)       Articles of Incorporation (incorporated by reference to Exhibit
               3.1 to the Amended Form 10-SB filed with the Commission on May 31, 2000).

  3.1(b)       Certificate of Change in Authorized Shares Pursuant to NRS
               78.209 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the
               Commission October 9, 2001).

  3.1(c) Certificate of Amendment re Name Change (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 15, 2002).

  3.2 Restated By-laws (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Commission on October 9, 2001).

 10.1          Assignment of Licenses to Playandwin Canada Inc. from the
               Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the
               Commission on January 15, 2002).

 10.2          Settlement Agreement between Stewart Garner and the
               Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on January 15, 2002).

 10.3 Declaration of Trust and Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current
               Report on Form 8-K filed with the Commission on January 15, 2002).

 99.1 Certificate pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
               (attached to this Form 10-KSB).


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              D'ANGELO BRANDS, INC.


                              By: /s/ Frank D'Angelo
                              Frank D'Angelo, President

                              Date: August 12, 2002



Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on August 12, 2002 and in the capacities indicated.


  /s/ Frank D'Angelo                       President, Treasurer and Director
----------------------
     Frank D'Angelo


/s/ Giuseppe D'Angelo                      Director
----------------------
  Giuseppe D'Angelo


   /s/ Trish Domi                          Director
----------------------
      Trish Domi