Form 10QSB
period 2002-07-31
D ANGELO BRANDS INC
filed 2002-10-01
CIK 1092762

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20,582,863 Class A Common shares and 30,854,396 Class B Common shares as at September 17, 2002.

================================================================================

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including whether or not we will be able to obtain the funding we need to continue our operations, whether or not we are able to attract and retain qualified personnel to help us in developing our business, whether or not we will be able to compete with larger, well-funded competitors in the industry, whether or not consumer tastes for juice drinks will change and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this report. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward looking statements on information currently available to us, and we assume no obligation to update these statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets (Unaudited) as at July 31, 2002 and July 31, 2001

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months then ended

Consolidated Statements of Stockholder's Equity (Deficiency) (Unaudited) for the three months then ended

Consolidated Statements of Cash Flows (Unaudited) for the three months then ended

Notes to the Consolidated Financial Statements


CONTENTS                                                                    Page
--------                                                                    ----
Consolidated Financial Statements:
   Balance Sheets (Unaudited)                                               F-1
   Statements of Operations and Comprehensive Loss (Unaudited)              F-2
   Statements of Stockholders' Equity (Deficiency) (Unaudited)              F-3
   Statements of Cash Flows (Unaudited)                                     F-4
   Notes to Financial Statements (Unaudited)                                F-6


                     D'ANGELO BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  AS AT JULY 31
                                   (Unaudited)

                                                                         2002            2001
                                                                  -----------     -----------
                                     ASSETS

CURRENT

     Accounts receivable                                          $    77,023     $    34,444
     Inventories                                                      121,716              --
     Prepaid expenses and deposits                                     68,472              --
     Deposit on building                                                   --          65,390
                                                                  -----------     -----------
                                                                      267,211          99,834
                                                                  -----------     -----------
CAPITAL ASSETS, NET                                                 2,698,786          33,512
                                                                  -----------     -----------
                                                                    2,698,786          33,512
                                                                  -----------     -----------
                                                                  $ 2,965,997     $   133,346
                                                                  ===========     ===========

                                   LIABILITIES

CURRENT

     Accounts payable and accrued liabilities                     $ 2,958,387     $   472,429
     Mortgages and other debt                                       3,386,227              --
                                                                  -----------     -----------
                                                                    6,344,614         472,429
COMMITMENTS & CONTINGENCIES (NOTE 7)                                       --              --
                                                                  -----------     -----------
                                                                  $ 6,344,614     $   472,429
                                                                  -----------     -----------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK, PAR VALUE $0.001;
   Class A - 200,000,000 shares authorized;
     20,582,863 and 35,892,724 shares issued and outstanding      $    20,583       $  35,893
   Class B - 50,000,000 shares authorized;
     30,854,396 and 0 shares issued and outstanding                    30,854              --
ADDITIONAL PAID-IN CAPITAL                                          3,573,577       1,107,352
STOCK SUBSCRIPTION RECEIVABLE                                         (33,302)             --
ADVANCES TO DIRECTOR                                                 (333,483)       (233,867)
ACCUMULATED OTHER COMPREHENSIVE GAIN                                   57,533          13,487
ACCUMULATED DEFICIT                                                (6,694,379)     (1,261,948)
                                                                  -----------     -----------
                                                                   (3,378,617)       (339,083)
                                                                  -----------     -----------
                                                                  $ 2,965,997     $   133,346
                                                                  ===========     ===========


                     D'ANGELO BRANDS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       FOR THE THREE MONTHS ENDED JULY 31
                                   (Unaudited)

                                                                       2002           2001
                                                                 ----------     ----------
SALES                                                            $  743,978     $  298,979

COST OF SALES                                                       860,427        251,539
                                                                 ----------     ----------
GROSS PROFIT                                                       (116,449)        47,440


Selling, Marketing, Distribution and Warehousing Expenses           153,749        102,838
General and Administrative Expenses                                 270,958        165,158
                                                                 ----------     ----------
                                                                    424,707        267,996
                                                                 ----------     ----------

LOSS BEFORE OTHER EXPENSES                                         (541,156)      (220,556)

OTHER EXPENSES
Financing Expenses                                                  288,000         56,533
Interest                                                            107,218              0
                                                                 ----------     ----------
                                                                    395,218         56,533
                                                                 ----------     ----------

LOSS BEFORE INCOME TAXES                                           (936,374)      (277,089)

Provision for income taxes                                                0              0

                                                                 ----------     ----------
NET LOSS                                                           (936,374)      (277,089)

Other comprehensive gain (loss), net of taxes -
  foreign currency translation                                       23,361        (20,975)
                                                                 ----------     ----------
COMPREHENSIVE LOSS                                               $ (913,013)    $ (298,064)
                                                                 ==========     ==========


LOSS PER COMMON SHARE, BASIC AND DILUTED                         $    (0.06)    $    (0.01)
                                                                 ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                                 15,598,033     35,860,334
                                                                 ==========     ==========

                              D'ANGELO BRANDS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)



                                                                     Common Stock                    Additional       Stock
                                                    ----------------------------------------------    Paid-In      Subscription
                                                     Class A       Amount     Class B      Amount     Capital       Receivable
                                                    -----------   --------   ----------   --------   ----------   -------------

BALANCE AT APRIL 30, 2001                            35,594,736    $35,595            0         $0     $916,189            $0

Shares issued for cash                                  297,989       $298                             $191,163
Advances to Director
Foreign Currency Translation Adj
Net Loss
                                                    -----------   --------   ----------   --------   ----------   -----------
BALANCE AT JULY 31, 2001                             35,892,724    $35,893            0         $0   $1,107,352            $0

Shares issued for cash before the
    acquisition of D'Angelo Acquisition Inc.            107,276       $107                              $28,612
Issuance of class B common stock                    (36,000,000)  $(36,000)  36,000,000    $36,000
Issuance of common stock on
    acquisition of D'Angelo Acquisition Inc.          7,532,259     $7,532                              $(7,532)
Conversion of Class-B to Class-A shares                  50,000        $50      (50,000)      $(50)
Shares issued for cash                                2,100,000     $2,100                             $239,835
Stock subscription receivable                                                                                        $(96,774)
Expense for shares sold below market value                                                             $698,065
Shares issued for services rendered                   5,805,000     $5,805                           $1,507,245
Advances to Director
Foreign Currency Translation Adj
Net Loss
                                                    -----------   --------   ----------   --------   ----------   -----------
BALANCE AT APRIL 30, 2002                            15,487,259    $15,487   35,950,000    $35,950   $3,573,577      $(96,774)

Conversion of Class-B to Class-A shares               5,095,604     $5,096   (5,095,604)   $(5,096)
Stock subscription receivable                                                                                         $63,472
Advances to Director
Foreign Currency Translation Adj
Net Loss
                                                    -----------   --------   ----------   --------   ----------   -----------
BALANCE AT JULY 31, 2002                             20,582,863    $20,583   30,854,396    $30,854   $3,573,577      $(33,302)
                                                    ===========   ========   ==========   ========   ==========   ===========




                                                    Advances to   Accumulated Other   Accumulated    Stockholders
                                                     Director       Comprehensive       Deficit         Equity
                                                                        Gain                         /(Deficiency)
                                                    -----------   -----------------   -----------    -------------
BALANCE AT APRIL 30, 2001                                   $0         $34,462          $(984,859)        $1,387

Shares issued for cash                                                                                  $191,461
Advances to Director                                 $(233,867)                                        $(233,867)
Foreign Currency Translation Adj                                      $(20,975)                         $(20,975)
Net Loss                                                                                $(277,089)     $(277,089)
                                                     ---------        --------        -----------    -----------
BALANCE AT JULY 31, 2001                             $(233,867)        $13,487        $(1,261,948)     $(339,083)

Shares issued for cash before the
    acquisition of D'Angelo Acquisition Inc.                                                             $28,719
Issuance of class B common stock                                                                              $0
Issuance of common stock on
    acquisition of D'Angelo Acquisition Inc.                                                                  $0
Conversion of Class-B to Class-A shares                                                                       $0
Shares issued for cash                                                                                  $241,935
Stock subscription receivable                                                                           $(96,774)
Expense for shares sold below market value                                                              $698,065
Shares issued for services rendered                                                                   $1,513,050
Advances to Director                                  $(57,213)                                         $(57,213)
Foreign Currency Translation Adj                                       $20,685                           $20,685
Net Loss                                                                              $(4,496,057)   $(4,496,057)
                                                     ---------        --------        -----------    -----------
BALANCE AT APRIL 30, 2002                            $(291,080)        $34,172        $(5,758,005)   $(2,486,673)

Conversion of Class-B to Class-A shares                                                                       $0
Stock subscription receivable                                                                            $63,472
Advances to Director                                  $(42,403)                                         $(42,403)
Foreign Currency Translation Adj                                       $23,361                           $23,361
Net Loss                                                                                $(936,374)     $(936,374)
                                                     ---------        --------        -----------    -----------
BALANCE AT JULY 31, 2002                             $(333,483)        $57,533        $(6,694,379)   $(3,378,617)
                                                     =========        ========        ===========    ===========

                     D'ANGELO BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JULY 31
                                   (Unaudited)


                                                                              2002           2001
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                              $(936,374)     $(277,089)
     Adjustments to reconcile net loss to
       net cash used for operating activities:
          Deferred Expenses                                                       --         55,545
          Depreciation                                                        33,832             --

     Changes in operating assets and liabilities:
          (Increase) decrease in assets:
          Accounts receivable                                               (59,118)        42,090
          Inventories                                                       (23,511)            --
          Prepaid expenses and deposits                                     (49,326)            --

          Increase (decrease) in liabilities:
              Accounts payable and accrued liabilities                       690,031        230,954
                                                                           ---------      ---------
     Net cash (used for)/provided from operating activities:                (344,466)        51,500



CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to capital assets                                             (31,752)            --
                                                                           ---------      ---------
     Net cash used for investing activities:                                 (31,752)            --

CASH FLOWS FROM FINANCING ACTIVITIES
     Mortgages and other debt                                                331,788             --
     Issuance of capital stock                                                    --        191,461
     Decrease in stock subscription receivable                                63,472             --
     Advances to Director                                                    (42,403)      (233,867)
                                                                           ---------      ---------
     Net cash provided from/(used for) financing activities:                 352,857        (42,406)

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT                             23,361        (20,975)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  --        (11,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    --         11,881
                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $      --      $      --
                                                                           =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     INTEREST PAID                                                         $  85,132      $      --
                                                                           =========      =========
     INCOME TAXES PAID                                                     $      --      $      --
                                                                           =========      =========

Supplemental disclosure of non-cash investing and financing transactions:

For the three months ended July 31, 2002, the Company:

On or about May 29, 2002, the Company had not registered, within 180 days, the 600,000 shares as required per a Registration Rights Agreement with Penguin Petroleum Products Inc. ("Penguin") dated November 30, 2001. As a result, as per the Registration Rights Agreement, Penguin will receive an additional 300,000 registerable securities of the Company. The Company recorded an expense for this penalty in the amount of $45,000, the fair market value for these shares on the date of the breach.

On June 21, 2002, $317,360 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note in the same amount. In consideration of the advance, the company agreed to issue 500,000 free trading shares of the Company, with a fair market value of $120,000, to D. Dunsmuir Investments Canada Limited. The company recorded an expense for the futures issuance of these shares.

In July 2002 an agreement was signed with Penguin Petroleum Products Inc. ("Penguin") whereby the Company agreed to issue 600,000 free trading shares to Penguin. Although the shares have not yet been issued, the expense related to the issuance of these shares of $123,000 has been accrued as a financing expense.

                              D'ANGELO BRANDS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2002
                                   (Unaudited)

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

                       ACQUISITION AND CHANGE IN CONTROL:

The Company incorporated a wholly owned subsidiary named D'Angelo Acquisitions Inc., ("Acquisitions") an Ontario corporation, which entered into a Share Exchange Agreement ("the Agreement") with D'Angelo Brands Ltd. ("Brands"), an Ontario Corporation. Pursuant to the Agreement dated October 29, 2001, Acquisitions acquired 100% of the outstanding shares of common stock of Brands in exchange for a total of 36,000,000 Exchangeable shares. The Exchangeable shares are Class B Special Shares of Acquisitions, being subordinate, non-voting special shares authorized in an unlimited number. The terms of the Exchangeable shares are outlined in more detail in note 4 below. Pursuant to the Agreement, the historical financial history of the Company is that of Brands, therefore April 30, the fiscal year end of Brands was adopted.


In connection with the Share Exchange Agreement, the Company assigned to its wholly owned subsidiary, Playandwin Canada Inc. (Playandwin Canada), all of its licenses and rights to the racing wager game known as "RACINGO". The Company also distributed, in the form of a stock dividend, all of the common shares of Playandwin Canada to stockholders of record of the Company immediately before the closing of the Share Exchange Agreement. The stock dividends were payable November 20, 2001 to stockholders of record on October 29, 2001. On October 29, 2001 there were 701,257 Class B Special Shares of Playandwin Canada outstanding. Each of these Class B shares may be exchanged for one common share of the

Company. To accommodate the exchange of shares, the Company issued a sufficient number of common shares to a trustee for the benefit of the holders of the Class B Playandwin Canada shares. The trustee will hold the common shares in trust until all the conditions for the exchange of the Class B Playandwin Canada shares have been satisfied.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

     o The Company is continuing to develop its business plan. Management expects the Company to become profitable by its fiscal year ended April 30, 2004.

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

                                   FAIR VALUE:

For certain of the Company's financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for mortgages and other debt also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

                                CASH EQUIVALENTS:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                          CONCENTRATION OF CREDIT RISK:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with a financial institution in Canada, which is not covered by the Canada Deposit Insurance Corporation. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

                                   INVENTORY:

Inventories are valued at the lower of cost (first-in, first-out basis) or market.

                                 CAPITAL ASSETS:

Capital assets are stated at cost or net replacement amount. Depreciation, based on the estimated useful lives of the assets, is provided on a straight-line basis over the following periods:

              Building                            20 years
              Manufacturing Equipment             10 years
              Trucks                               3 years

Depreciation expense was $33,832 and $0 for the three months ended July 31, 2002 and 2001, respectively.

                              REVENUE RECOGNITION:

The Company recognizes sales upon shipment of goods to customers.

                        IMPAIRMENT OF LONG-LIVED ASSETS:

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long- lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

                               ADVERTISING COSTS:

Advertising costs are expensed as incurred. Advertising expense includes costs related to promoting the D'Angelo brand name and amounted to $0 for the three months ended July 31, 2002 and July 31, 2001.

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

                           NET LOSS PER COMMON SHARE:

The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2002, the weighted average common shares outstanding would have been increased by 30,854,396 shares of the Company's common stock if the Exchangeable Shares had been dilutive.

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

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs may be necessary. The Company adopted SFAS No. 141 on July 1, 2001 and the adoption did not have an effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company was required to implement SFAS No. 142 on January 1, 2002 and the adoption did not have an effect on the Company's financial position or results of operation.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accredited to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction (issued 4/02)," which the Company does not believe will materially affect its financial statements.


2. CAPITAL ASSETS


                                                  Three months ended
                             -----------------------------------------------------------
                                             July 2002                       July 2002
                             -------------------------------------------    ------------
                                            Accumulated     Net Carrying    Net Carrying
                               Cost        Amortizations       Amount          Amount
                             ---------     -------------    ------------    ------------
Land                           938,074             --           938,074           --
Building                     1,098,292         50,044         1,048,248           --
Manufacturing Equipment        707,420         23,326           684,095           --
Office Equipment                13,780            473            13,308
Trucks                          48,120         33,058            15,062       33,512
                             ---------        -------         ---------       ------
                             2,805,686        106,901         2,698,786       33,512

3. MORTGAGES AND OTHER DEBT

                                                          THREE MONTHS ENDED
                                                         ---------------------
                                                         JULY 2002   July 2001
   First mortgage on the property located at 14
   Brewster Road, Brampton Ontario, Canada ("the
   Property"). The mortgage matures on May 1,
   2003. The interest rate is 10.5% per annum and
   is payable monthly on the first of every month.       1,586,798       --

   Second mortgage on the Property owed to
   D. Dunsmuir Investments Canada Limited. The
   mortgage bears interest at 16% per annum and is
   payable monthly. The principal was due February
   9, 2002 but was renewed on a month to month
   basis after this date under the same terms.             412,567       --

   Third mortgage on the Property owed to Reagens
   Canada Ltd. The mortgage bears interest at 20%
   per annum payable monthly. The principal was
   due January 28, 2002 but was renewed on a month
   to month basis after this date under the same
   terms.                                                  117,423       --

   Promissory demand note owed to D. Dunsmuir
   Investments Canada Limited jointly and
   severally with an officer of the Company ("The
   Note"). The Note bears interest at 16% per
   annum up to May 1, 2002 and 20% per annum
   thereafter until the date of repayment. The
   principal may be repaid, in whole or in part,
   at any time with or without notice. The Note is
   secured by:

      i)   a general security agreement covering
           all assets of D'Angelo Brands Ltd.
           including inventory, equipment and
           accounts receivable.

      ii)  fourth registered charge on the
           Property

      iii) first registered charge on all
           production equipment                            698,191       --

   Promissory demand note owed to David Stewart
   jointly and severally with an officer of the
   Company. The note bears interest at 5% per
   annum to the date of payment. The principal may
   be repaid, in whole or in part, at any time
   with or without notice.                                 253,888       --

   Demand promissory note advanced from D.
   Dunsmuir Investments Canada Limited. Interest
   on the promissory note is payable monthly at
   the rate of 14% per annum up to and including
   August 21, 2002 and at the rate of 20% per
   annum from August 22, 2002 to the date of
   repayment in full.                                      317,360       --
                                                         ---------------------
                                                         3,386,227       --

4. COMMON STOCK

                              CLASS A COMMON STOCK

     On July 31, 2002, 5,095,604 Exchangeable Shares were converted to Class A common shares of the Company.

                              CLASS B COMMON STOCK

In connection with the Company's acquisition of D'Angelo Acquisitions Inc., as outlined in note 1 above, 36,000,000 Exchangeable Shares of Acquisitions were issued. The Exchangeable Shares issued were further described as Class B Special, subordinated, non-voting special shares. Each share is exchangeable into one share of the Company's common stock subject to the terms as follows:

    a) each exchangeable share may be exchanged for one common share of the Company at any time during the period ending on and including the day of the fifth anniversary of the closing date. (October 29, 2001)

    b) each exchangeable share may be exchanged for one common share at the request of Acquisitions:

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

On July 31, 2002, 5,095,604 Exchangeable Shares were converted to Class A common shares of the Company.

5. SIGNIFICANT CUSTOMER

For the three months ended July 31, 2002, one customer accounted for approximately 59% and another customer accounted for approximately 28% of the Company's sales.

6. RELATED PARTY TRANSACTIONS

D'Angelo Brands Ltd. has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. Trademarks etc.) held by a related Company under common control. The agreement requires Brands to pay 3% of gross revenue from sales of all branded products. D'Angelo Brands Ltd. is obligated to pay a minimum of $191,410 to a maximum of $510,428 in royalties during each calendar year. The agreement commenced on March 22, 2001. As of July 31, 2002, $271,015, had been accrued but not paid.

As of July 31, 2002, $333,483 was owed to the Company by a director and officer. The Advances are non-interest bearing.

In connection with the Share Exchange Agreement outlined in note 1 above, the Company entered into a Settlement Agreement with Stewart Garner, its former President. Under the terms of the agreement, the Company is to pay Mr. Garner the sum of $70,000 in ten equal monthly payments of $7,000 each. The payments are payable on the 15th of each month commencing on November 15th 2001. As of July 31, 2002, the $70,000 has been accrued but no payments had been made.

7. COMMITMENTS AND CONTINGENCIES

A claim was issued in the Ontario Supreme Court of Justice on August 7, 2001 on behalf of D'Angelo Brands Ltd. v. Les Aliments Lexus Foods Inc. The claim is an action for outstanding commissions in the amount of $63,000 plus $319,000 in general damages for breach of contract. Les Aliments Lexus Foods defended the claim and subsequently counterclaimed for damages and breach of contract in the amount of $191,000 and for fraud and negligent misrepresentation for the same amount. Les Aliments has amended its statement of defense and counterclaim to include the same claims as before and, in addition, a declaration that Les Aliments has the right, title and interest in the D'Angelo trademarks. It is the opinion of management and legal counsel that the counterclaim by Les Aliments is spurious and simply an attempt to discourage pursuit of the commissions owing to D'Angelo Brands Ltd.

On or about May 29, 2002, the Company had not registered, within 180 days, the 600,000 shares as required per a Registration Rights Agreement with Penguin Petroleum Products Inc. ("Penguin") dated November 30, 2001. As a result, as per the Registration Rights Agreement, Penguin will receive an additional 300,000 registerable securities of the Company. The Company recorded an expense for this penalty in the amount of $45,000, the fair market value for these shares on the date of the breach.

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

In connection with the promissory demand note to D. Dunsmuir Investments Canada Limited, in the amount of $698,131, outlined in note 3 above, a commitment was made to issue 1,000,000 shares of the Company, which shares were to be restricted from trading until April 7, 2003 and 600,000 shares of the Company which are to be free trading shares. Although the shares have not yet been issued, the expense relating to the issuance of these shares of $374,000 has been accrued as a financing charge.

On June 21, 2002, $317,360 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note in the same amount. In consideration of the advance, the Company agreed to issue 500,000 free trading shares of the Company's common stock, with a fair market value of $120,000, to D. Dunsmuir Investments Canada Limited.

In July 2002 an agreement was signed with Penguin Petroleum Products Inc. ("Penguin") whereby the Company agreed to issue 600,000 free trading shares to Penguin. Although the shares have not yet been issued, the expense related to the issuance of these shares of $123,000 has been accrued as a financing expense.

The Company's future minimum annual lease payments required under operating leases that have initial or non cancelable lease terms in excess of one year owing over the next 5 years are as follows:


           THREE MONTHS ENDED
           ------------------
              July 31, 2003                         $15,308
              July 31, 2004                          17,689
              July 31, 2005                          11,123
              July 31, 2006                           7,200


8. INCOME TAXES

The components of the provision for income taxes is as follows:


                                                           2002            2001
                                                           ----            ----
Current tax expense:
     Canada                                                 --              --
     United States                                          --              --
                                                           ----            ----

             Total Current                                  --              --
                                                           ====            ====

Deferred tax expense:
     Canada                                                 --              --
     United States                                          --              --
                                                           ----            ----

              Total Deferred                                --              --
                                                           ====            ====

         Total tax provision from
             continuing operations                          --              --
                                                           ====            ====

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for book purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      2002               2001
                                                   ----------          --------
           Deferred Tax Assets:
             Loss carry forwards                    1,355,481           267,485
             Other temporary differences               63,778               449
             Less valuation allowance              (1,419,259)         (267,934)

           Net Deferred tax assets                       --                --
                                                   ----------          --------

At July 31, 2002, the Company has provided a valuation allowance for the deferred tax asset since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset is not realizable. Net operating loss carry forwards expire starting in 2007.


9. SUBSEQUENT EVENTS


On September 6, 2002, the Company signed a registration rights agreement with Penguin which replaced the registration rights agreement with Penguin dated November 30, 2001. The Company agreed to register 2,500,000 shares before March 5, 2003.

On September 13, 2002, $756,240 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note owed jointly and severally by the Company and an officer of the Company. The note bears interest payable monthly at 20% per annum until the date of repayment, provided no interest shall be payable if the principle is repaid on or before September 30, 2002. In connection with the promissory note the Company agreed to pay a commitment fee of $378,120, issue 500,000 free trading shares of the Company to Douglas Dunsmuir and issue warrants to purchase in total 4,000,000 free trading shares of the Company at any time prior to September 13, 2007 at $.175 per share.

On September 16, 2002, the Company purchased a processing plant located in Tiverton, Ontario. As consideration for the purchase of the plant, the Company will issue an eighteen month, non-convertible debenture in the amount of $3,165,000 at prime, along with 15 million common share purchase warrants with a strike price of $.30 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


GENERAL

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the quarterly period ended July 31, 2002 included in its Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS

Comparing the three months ended July 31, 2002 to the three months ended July 31, 2001

Sales. For the three months ended July 31, 2002, sales were $743,978, an increase of $444,999 over the $298,979 sales for the three months ended July 31, 2001. The increase in sales resulted from the sales of beverage products which began to be produced in the Company's manufacturing facility in April 2002.

Gross Profit. Gross profit was ($116,449) for the three months ended July 31, 2002, a decrease of $163,889 compared to gross profit of $47,440 for the three months ended July 31, 2001. The decrease in gross profit was primarily attributable to higher repair and maintenance costs, product development costs and ingredients and packaging usage waste related to the start-up of the new production line in April 2002. In addition rent, property taxes, utilities, insurance and indirect labour and other fixed costs were incurred on the manufacturing facility in this start-up period of relatively low production.

Selling, Marketing, Distribution and Warehousing Expenses. Selling, marketing, distribution and warehousing expenses were $153,749 for the three months ended July 31, 2002, an increase of $50,911 over selling, marketing, distribution and warehousing expenses of $102,838 for the three months ended July 31, 2001. This increase was due to higher salaries and higher expenses to operate the warehouse which was acquired later in 2001.

General and Administrative Expenses. General and administrative expenses were $270,958 for the three months ended July 31, 2002, an increase of $105,800 over general and administrative expenses of $165,158 for the three months ended July 31, 2001. The increase was due to higher salaries, higher amortization and higher legal and accounting expenses. The higher legal and accounting expenses are primarily as a result of the Company becoming a publicly reporting company pursuant to securities laws.

Financing Expenses. Financing expenses were $288,000 for the three months ended July 31, 2002, an increase of $231,467 over the financing expenses of $56,533 for the three months ended July 31, 2001. The large increase is a result of providing for shares to be issued at below market value to Penguin Petroleum Products Inc. and D. Dunsmuir Investments Canada Limited.

Interest. Interest was $107,218 for the three months ended July 31, 2002, an increase of $107,218 over interest of $0 for the three months ended July 31, 2001. The increase was a result of financing the warehouse, corporate office and manufacturing equipment.

Provision for Income Taxes. As the Company generated losses, no provision has been made for income taxes.

Net Loss. Net Loss was $936,374 for the three months ended July 31, 2002, an increase of $659,285 over the net loss of $277,089 for the three months ended July 31, 2001. The increase in the net loss was a result of lower gross profit and higher selling, marketing, distribution, warehousing, general and administrative expenses, financing expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

Comparing the three months ended July 31, 2001 to the three months ending July 31, 2002

As of July 31, 2002, the Company had a working capital deficiency of $6,077,403 compared to a working capital deficiency of $372,595 as of July 31, 2001. The decrease in working capital was a result of financing the cash losses and the property located at 14 Brewster Road, Brampton, Ontario, Canada (the "Property") and manufacturing equipment purchases through the use of short term financing in the form of accounts payable, accrued liabilities, mortgages and other debt.

Net cash used for operating activities was $344,466 for the three months ended July 31, 2002, an increase of $395,966 from the $51,500 net cash provided from operating activities for the three months ended July 31, 2001. The increase resulted mainly from the net loss offset partially by the increase in accounts payable and accrued liabilities.

Net cash used for investing activities for the three months ended July 31, 2002 was $31,752, as compared to no net cash used for investing activities for the three months ended July 31, 2001. The increase in net cash used for investing activities as compared to the prior year was a result of additions to capital assets.

Net cash provided from financing activities for the three months ended July 31, 2002 was $352,857, as compared to the $42,406 net cash used for financing activities for the three months ended July 31, 2001. The increase in net cash provided from financing activities was a result of the increase in mortgages and other debt during the quarter ended July 31, 2002.

On May 2, 2002, a new first mortgage was registered against the Property.

On June 21, 2002, $317,360 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note in the same amount. Interest on the promissory note is payable monthly at the rate of 14% per annum up to and including August 21, 2002 and at the rate of 20% per annum from August 22, 2002 to the date of repayment in full. In consideration of the advance, the company agreed to issue 500,000 free trading shares of the Company to D. Dunsmuir Investments Canada Limited. From the proceeds of the advance, the third mortgage on the Property (now the 4th mortgage) was repaid in full and $79,730 was applied to pay down a portion of the balance remaining of the 2nd mortgage (now the 3rd mortgage).

Subsequent to July 31, 2002, the Company received additional debt financing as follows:

On September 13, 2002, $756,240 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note owed jointly and severally by the Company and an officer of the Company. The note bears interest payable monthly at 20% per annum until the date of repayment; provided no interest shall be payable if the principle is repaid on or before September 30, 2002. In connection with the promissory note the Company agreed to pay a commitment fee of $378,120, issue 500,000 free trading shares of the Company's common stock to Douglas Dunsmuir and issue warrants to purchase in total 4,000,000 free trading shares of the Company at any time prior to September 13, 2007 at $.175 per share. The financing was used to repay $94,530 of the promissory note owed to David Stewart and the remainder for working capital requirements.

On September 16, 2002, the Company purchased a processing plant located in Tiverton, Ontario. As consideration for the purchase of the plant, the Company will issue an eighteen month, non-convertible debenture in the amount of $3,165,000 at prime, along with 15 million common share purchase warrants with a strike price of $.30 per share. The first interest payment on the debenture is not due until December 2002.

The Company has certain cash requirements to expand its business, execute its sales and marketing goals; fund working capital needs and pay down commitments including interest and principal payments on the debt which all matures in the next year. Management estimates that in excess of $6,000,000 will need to be repaid or refinanced over the next fiscal year in addition to the current trade liabilities it is incurring.

The Company is currently in discussions and negotiations to obtain the financing required to meet these obligations as they become due. The financing may be in the form of debt or equity or a combination thereof. As a result of the Company's current financial condition, there is no assurance that the financing will be obtainable on favourable terms or at all.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A claim was issued in the Ontario Supreme Court of Justice on August 7, 2001 on behalf of D'Angelo Brands Ltd. v. Les Aliments Lexus Foods Inc. The claim is an action for outstanding commissions in the amount of $63,000 plus $319,000 in general damages for breach of contract. Les Aliments Lexus Foods defended the claim and subsequently counterclaimed for damages and breach of contract in the amount of $191,000 and for fraud and negligent misrepresentation for the same amount. Les Aliments has amended its statement of defense and counterclaim to include the same claims as before and, in addition, a declaration that Les Aliments has the right, title and interest in the D'Angelo trademarks. It is the opinion of management and legal counsel that the counterclaim by Les Aliments is spurious and simply an attempt to discourage pursuit of the commissions owing to D'Angelo Brands Ltd.

ITEM 2. CHANGES IN SECURITIES

                   RECENT ISSUANCES OF UNREGISTERED SECURITIES

With respect to the issuances and transfers made, the registrant relied on
Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purposes of resale or distribution, and the transfer thereof was appropriately restricted.

On July 30, 2002 the Company issued 5,095,000 shares of its common stock in exchange for 5,095,000 Exchangeable Shares. Exchangeable Shares are Class B Special Shares of Acquisitions which are subordinate, non-voting special shares authorized in an unlimited number, each Exchangeable Share entitling its owner to one share of the Company's common stock on the following terms:

     a) each exchangeable share may be exchanged for one common share of the Company at any time during the period ending on and including the day of the fifth anniversary of the closing date. (October 29, 2001)

     b) each exchangeable share may be exchanged for one common share at the request of Acquisitions:

         i) on the occurrence of a take over bid for all of the issued and outstanding shares of the Company or;

         ii)  after the fifth anniversary of the closing date;


ITEM 5. OTHER INFORMATION

Management has determined that certain items included in the financial information filed by the Company on Form 10-QSB for the quarters ended October 31, 2001 and January 31, 2002 was materially incorrect. The Company is in the process of correcting the financial information and, once corrected, will file amended reports for these quarters. The incorrect information included in the reports for the quarters ended October 31, 2001 and January 31, 2002 will not require the Company to restate the financial information included in the Form 10-KSB for the year ended April 30, 2002, which was filed with the Securities and Exchange Commission on August 13, 2002.

In July 2002 an agreement was signed with Penguin Petroleum Products Inc. ("Penguin") whereby the Company agreed to issue 600,000 free trading shares to Penguin. Although the shares have not yet been issued, the expense related to the issuance of these shares of has been accrued as a financing expense in the amount of $123,000.

On September 6, 2002, the Company signed a registration rights agreement with Penguin which replaced the registration rights agreement with Penguin dated November 30, 2001. The Company agreed to register a total of 2,500,000 shares of its common stock before March 5, 2003.

On September 13, 2002, $756,240 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note owed jointly and severally by the Company and an officer of the Company. The note bears interest payable monthly at 20% per annum until the date of repayment, provided no interest shall be payable if the principle is repaid on or before September 30, 2002. In connection with the promissory note the Company agreed to pay a commitment fee of $378,120, issue 500,000 free trading shares of the Company's common stock to Douglas Dunsmuir and issue warrants to purchase in total 4,000,000 free trading shares of the Company at any time prior to September 13, 2007 at $.175 per share. The financing was used to repay $94,530 of the promissory note owed to David Stewart and the remainder for working capital requirements.

On September 16, 2002, the Company purchased a processing plant located in Tiverton, Ontario. As consideration for the purchase of the plant, the Company will issue an eighteen month, non-convertible debenture in the amount of $3,165,000 at prime, along with 15 million common share purchase warrants with a strike price of $.30 per share.


ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Exhibit No.                            Description

   3.1(c) Certificate of Amendment re Name Change (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 15, 2002).

   3.2 Restated By-laws (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Commission on October 9, 2001).

  10.1              Demand promissory note to D. Dunsmuir Investment Canada
                    Limited, dated June 21, 2002 attached.

  99.1 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

  99.2 Certification of Principal Executive and Officers pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of
                    1934.


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                    D'ANGELO BRANDS, INC.


                                    By: /s/ Frank D'Angelo
                      Frank D'Angelo, President and Principal Accounting Officer

                                    Date: September 17, 2002