Form 10QSB
period 2002-10-31
D ANGELO BRANDS INC
filed 2002-12-24
CIK 1092762

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2002

            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from ________ to ________

                         Commission File No. 000-29477

================================================================================


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

================================================================================

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

20,582,863 Class A Common shares and 30,854,396 Class B Common shares as at December 13, 2002.

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets as at October 31, 2002
(unaudited) and April 30, 2002

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) for the three months and six months then ended

Consolidated Statements of Stockholder's Equity (Deficiency)
(Unaudited) for the three months then ended

Consolidated Statements of Cash Flows (Unaudited) for the three months and six months then ended.

Notes to the Consolidated Financial Statements (Unaudited)



CONTENTS                                                        Page

Consolidated Financial Statements:

 Balance Sheets (Unaudited)                                     F-1

 Statements of Operations and Comprehensive Loss (Unaudited)    F-2

 Statements of Stockholders' Equity (Deficiency) (Unaudited)    F-3

 Statements of Cash Flows (Unaudited)                           F-4

 Notes to Financial Statements (Unaudited)                      F-6




================================================================================




                     D'Angelo Brands, Inc. And Subsidiaries
                          Consolidated Balance Sheets
             As at October 31, 2002 (unaudited) and April 30, 2002


                                                                        October 31              April 30
                                                                           2002                   2002
                                                                       ------------           ------------
                                  ASSETS                                (unaudited)
Current
        Accounts receivable                                            $     71,080           $     17,905
        Inventories                                                         143,315                 98,205
        Prepaid expenses and deposits                                        65,402                 19,146
                                                                       ------------           ------------
                                                                            279,797                135,256
                                                                       ------------           ------------

Capital Assets, Net                                                       5,823,765              2,700,866

                                                                       $  6,103,562           $  2,836,122
                                                                       ============           ============
                                LIABILITIES

Current
        Accounts payable and accrued liabilities                       $  3,544,023           $  2,268,356
        Mortgages and other debt                                          4,077,007              3,054,439
                                                                       ------------           ------------
                                                                          7,621,030              5,322,795

Long Term Debt                                                            3,192,644                      -
Commitment & Contingencies (Note11)                                               -                      -
                                                                       ------------           ------------
                                                                       $ 10,813,674           $  5,322,795
                                                                       ------------           ------------
                                STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, par value $0.001;
   Class A - 200,000,000 shares authorized;
       20,582,863 and 15,487,259 shares issued and outstanding         $     20,583           $     15,487
   Class B - 50,000,000 shares authorized;
       30,854,396 and 35,950,000 shares issued and outstanding               30,854                 35,950
Additional paid-in capital                                                3,573,577              3,573,577
Stock Subscription Receivable                                                    -                 (96,774)
Advances to Director                                                      (422,064)               (291,080)
Accumulated Other Comprehensive Gain (Loss)                                 33,286                  34,172
Accumulated Deficit                                                     (7,946,348)             (5,758,005)
                                                                       ------------           ------------
                                                                        (4,710,112)             (2,486,673)
                                                                       ------------           ------------
                                                                       $ 6,103,562            $  2,836,122
                                                                       ============           ============



                     D'Angelo Brands, Inc. And Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
      for the three months and six months ended October 31, 2002 and 2001
                                  (Unaudited)


                                                            Three months ended October 31      Six months ended October 31
                                                            -----------------------------      ---------------------------
                                                                2002            2001             2002            2001
                                                              ---------        ---------       ----------      ----------
                                                                              (restated -                     (restated -
                                                                                note 2)                         note 2)

Sales                                                       $   894,983      $    43,247     $  1,638,961    $    342,226

Cost of Sales                                                   961,698           63,795        1,822,125         315,334
                                                              ---------        ---------       ----------      ----------

Gross Profit                                                    (66,715)         (20,548)        (183,164)         26,892

Commission Income                                                     -           28,804                -          28,804
                                                              ---------        ---------       ----------      ----------
                                                                (66,715)           8,256                           55,696

Selling, Marketing, Distribution and Warehousing Expenses       192,291           69,376          346,040         172,214
General and Administrative Expenses                             316,276           83,020          587,234         248,178
                                                              ---------        ---------       ----------      ----------
                                                                508,567          152,396          933,274         420,392
                                                              ---------        ---------       ----------      ----------

Loss before other expenses                                     (575,282)        (144,140)      (1,116,438)       (364,696)
                                                              ---------        ---------       ----------      ----------
Other Expenses
Financing Expenses                                              513,879          118,414          801,879         174,947
Interest                                                        162,808           55,619          270,026          55,619
                                                              ---------        ---------       ----------      ----------
                                                                676,687          174,033        1,071,905         230,566
                                                              ---------        ---------       ----------      ----------

Loss before income taxes                                     (1,251,969)        (318,173)      (2,188,343)       (595,262)

Provision for income taxes                                            -                -                -               -
                                                              ---------        ---------       ----------      ----------
Net Loss                                                     (1,251,969)        (318,173)      (2,188,343)       (595,262)

Other comprehensive gain (loss), net of taxes -
foreign currency translation                                    (24,247)          62,632             (886)         41,657

                                                             ----------        ---------       ----------      ----------
Comprehensive Loss                                          ($1,276,216)       ($255,541)     ($2,189,229)      ($553,605)
                                                             ==========        =========       ==========      ==========

Loss per common share, basic and diluted                         ($0.06)          ($0.01)          ($0.12)         ($0.02)
                                                             ==========        =========       ==========      ==========
Weighted average number of common shares
outstanding, basic and diluted                               20,582,863       35,277,358       18,090,448      35,568,846
                                                             ==========        =========       ==========      ==========



                             D'ANGELO BRANDS, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Unaudited)



                                                                 Common Stock                    Additional
                                                                                                  Paid-In
                                                 Class A       Amount       Class B    Amount     Capital
                                             ------------     --------   ----------   -------     ----------

Balance at July 31, 2001                       35,892,724      $35,893           $0        $0     $1,107,352

Shares issued for cash before the                 107,276         $107                               $28,612
    acquisition of D'Angelo Acquisition Inc.
Issuance of class B common stock              (36,000,000)    ($36,000)  36,000,000   $36,000
Issuance of common stock on                  ------------     --------   ----------   -------     ----------
    acquisition of D'Angelo Acquisition Inc.    7,532,259       $7,532                              ($7,532)
Advances to Director
Foreign Currency Translation Adj
Net Loss
Balance at October 31, 2001                     7,532,259       $7,532   36,000,000   $36,000     $1,128,432

Shares issued for cash                          1,725,000       $1,725                              $228,073
Stock subscription receivable
Advances to Director
Foreign Currency Translation Adj
Net Loss                                     ------------     --------   ----------   -------     ----------
Balance at January 31, 2002                     9,257,259       $9,257   36,000,000   $36,000     $1,356,505

Conversion of Class-B to Class-A shares            50,000          $50      (50,000)    ($50)
Shares issued for cash                            500,000         $500                               $47,887
Expense for shares sold below market value                                                          $698,065
Shares issued for services rendered             5,680,000       $5,680                            $1,471,120
Advances to Director
Foreign Currency Translation Adj
Net Loss                                     ------------     --------   ----------   -------     ----------
Balance at April 30, 2002                      15,487,259      $15,487   35,950,000   $35,950     $3,573,577

Conversion of Class-B to Class-A shares         5,095,604       $5,096   (5,095,604)  ($5,096)
Stock subscription receivable
Advances to Director
Foreign Currency Translation Adj
Net Loss                                     ------------     --------   ----------   -------     ----------
Balance at July 31, 2002                       20,582,863      $20,583   30,854,396   $30,854     $3,573,577

Stock subscription receivable
Advances to Director
Foreign Currency Translation Adj
Net Loss                                     ------------     --------   ----------   -------     ----------
Balance at October 31, 2002                    20,582,863      $20,583   30,854,396   $30,854     $3,573,577

                                                  Stock      Advances to      Accumulated Other    Accumulated   Stockholders
                                               Subscription   Director          Comprehensive        Deficit        Equity
                                                Receivable                           Gain                        /(Deficiency)
                                               -----------   ---------            ---------        ----------     ----------

Balance at July 31, 2001                                $0   ($233,867)             $13,487       ($1,261,948)     ($339,083)

Shares issued for cash before the                                                                                    $28,719
    acquisition of D'Angelo Acquisition Inc.
Issuance of class B common stock                                                                                          $0
Issuance of common stock on
    acquisition of D'Angelo Acquisition Inc.                                                                              $0
Advances to Director                                          $105,264                                              $105,264
Foreign Currency Translation Adj                                                    $62,632                          $62,632
Net Loss                                                                                            ($318,173)     ($318,173)
                                               -----------   ---------            ---------        ----------     ----------
Balance at October 31, 2001                             $0   ($128,603)             $76,119       ($1,580,121)     ($460,641)

Shares issued for cash                                                                                              $229,798
Stock subscription receivable                     ($96,774)                                                         ($96,774)
Advances to Director                                         ($102,075)                                            ($102,075)
Foreign Currency Translation Adj                                                    ($1,274)                         ($1,274)
Net Loss                                                                                            ($281,970)     ($281,970)
                                               -----------   ---------            ---------        ----------     ----------
Balance at January 31, 2002                       ($96,774)  ($230,678)             $74,845       ($1,862,091)     ($712,936)

Conversion of Class-B to Class-A shares                                                                                   $0
Shares issued for cash                                                                                               $48,387
Expense for shares sold below market value                                                                          $698,065
Shares issued for services rendered                                                                               $1,476,800
Advances to Director                                          ($60,402)                                             ($60,402)
Foreign Currency Translation Adj                                                  ($40,673)                         ($40,673)
Net Loss                                                                                          ($3,895,914)   ($3,895,914)
                                               -----------   ---------            ---------        ----------     ----------
Balance at April 30, 2002                         ($96,774)  ($291,080)             $34,172       ($5,758,005)   ($2,486,673)

Conversion of Class-B to Class-A shares                                                                                   $0
Stock subscription receivable                      $63,472                                                           $63,472
Advances to Director                                          ($42,403)                                             ($42,403)
Foreign Currency Translation Adj                                                    $23,361                          $23,361
Net Loss                                                                                            ($936,374)     ($936,374)
                                               -----------   ---------            ---------        ----------     ----------
Balance at July 31, 2002                          ($33,302)  ($333,483)             $57,533       ($6,694,379)   ($3,378,617)

Stock subscription receivable                      $33,302                                                           $33,302
Advances to Director                                          ($88,581)                                             ($88,581)
Foreign Currency Translation Adj                                                   ($24,247)                        ($24,247)
Net Loss                                                                                          ($1,251,969)   ($1,251,969)
                                               -----------   ---------            ---------        ----------     ----------
Balance at October 31, 2002                             $0   ($422,064)             $33,286       ($7,946,348)   ($4,710,112)



                     D'Angelo Brands, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
      for the three months and six months ended October 31, 2002 and 2001
                                  (Unaudited)


                                                    Three months ended October 31      Six months ended October 31
                                                    -----------------------------      ---------------------------
                                                           2002          2001            2002           2001
                                                         ---------      ---------      ----------     ----------
                                                                       (restated -                   (restated -
                                                                         note 2)                       note 2)

Cash Flows from Operating Activities
    Net loss                                           ($1,251,969)     ($318,173)     (2,188,343)     ($595,262)
    Adjustments to reconcile net loss to
    net cash used for operating activities:
        Write-off of deferred expenses                           -              -               0         55,545
        Depreciation                                        82,619         17,976         116,451         17,976
        Deposit on building                                      -         65,390               0         65,390

    Changes in operating assets and liabilities:
         (Increase) decrease in assets:
        Accounts receivable                                  5,943           (959)        (53,175)        41,131
        Inventories                                        (21,599)       (33,445)        (45,110)       (33,445)
        Prepaid expenses and deposits                        3,070              -         (46,256)             -

         Increase (decrease) in liabilities:
        Accounts payable and accrued liabilities           585,636        116,646       1,275,667        347,600
                                                         ---------      ---------      ----------     ----------
    Net cash used for operating activities:               (596,300)      (152,565)       (940,766)      (101,065)



Cash Flows from Investing Activities
    Additions to capital assets                         (3,207,598)    (2,032,305)     (3,239,350)    (2,032,305)

                                                         ---------      ---------      ----------     ----------
    Net cash used for investing activities:             (3,207,598)    (2,032,305)     (3,239,350)    (2,032,305)

Cash Flows from Financing Activities
    Mortgages and other debt                               690,780      2,009,780       1,022,568      2,009,780
    Issuance of debentures                               3,192,644              -       3,192,644              -
    Issuance of capital stock                                    -         28,719               -        220,180
    Decrease in stock subscription receivable               33,302              -          96,774              -
    Advances (to) from Director                            (88,581)       105,264        (130,984)      (128,603)
                                                         ---------      ---------      ----------     ----------
    Net cash provided from financing activities:         3,828,145      2,143,763       4,181,002      2,101,357

Change in foreign currency
translation adjustment                                     (24,247)        62,632            (886)        41,657

Increase (decrease) in cash
and cash equivalents                                             -         21,525               -          9,644

Cash and cash equivalents,
beginning of period                                     $        -     $        -     $         -    $    11,881
                                                         ---------      ---------      ----------     ----------
Cash and cash equivalents,
end of period                                           $        -     $   21,525     $         -    $    21,525
                                                         =========      =========      ==========     ==========
Supplemental disclosure of
  cash flow information:

    Interest paid                                       $   65,625              -     $   150,757              -
                                                         =========      =========      ==========     ==========

    Income taxes paid                                            -              -               -              -
                                                         =========      =========      ==========     ==========


Supplemental disclosure of non-cash investing and financing transactions:

For the three months ended October 31, 2002, the Company:

On September 13, 2002 signed an agreement with D. Dunsmuir Investments Canada Limited whereby the Company agreed to issue 500,000 free trading shares. Although the shares have not yet been issued, the expense related to the issuance of these shares of $100,000 has been accrued as a financing expense.


                             D'Angelo Brands, Inc.

                         Notes to Financial Statements

                                October 31, 2002
                                  (Unaudited)

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

1540633 Ontario Inc. is a wholly owned subsidiary of the Company which can produce concentrates, juices, purees and blends, many of which can be used in the various lines of D'Angelo beverages.

Acquisition and Change in Control:

The Company incorporated a wholly owned subsidiary named D'Angelo Acquisitions Inc., ("Acquisitions") an Ontario corporation, which entered into a Share Exchange Agreement (" the Agreement") with D'Angelo Brands Ltd. ("Brands"), an Ontario Corporation. Pursuant to the Agreement dated October 29, 2001, Acquisitions acquired 100% of the outstanding shares of common stock of Brands in exchange for a total of 36,000,000 Exchangeable shares. The Exchangeable shares are Class B Special Shares of Acquisitions, being subordinate, non-voting special shares authorized in an unlimited number. The terms of the Exchangeable shares are outlined in more detail in note 7 below. Pursuant to the Agreement, the historical financial history of the Company is that of Brands, therefore April 30, the fiscal year end of Brands was adopted.

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

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

  * The Company is continuing to develop its business plan. Management expects the Company to become profitable by its fiscal year ended April 30, 2004.

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

Capital Assets:

Capital assets are stated at cost or net replacement amount. Depreciation, based on the estimated useful lives of the assets, is provided on a straight-line basis over the following periods:

                   Building                    20 years
                   Manufacturing Equipment     10 years
                   Office Equipment             5 years
                   Trucks                       3 years

Depreciation expense was $82,619 and $17,976 for the three months ended October 31, 2002 and 2001, respectively.

Revenue Recognition:

The Company recognizes sales upon shipment of goods to customers.

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long- lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.


Advertising Costs:

Advertising costs are expensed as incurred. Advertising expense includes costs related to promoting the D'Angelo brand name and amounted to $0 for the three months ended October 31, 2002 and October 31, 2001.

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

Net Loss per Common Share:

The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2002, the weighted average common shares outstanding would have been increased by 45,854,396 shares of the Company's common stock if the exchangeable shares and issued share purchase warrants had been dilutive.


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



In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

2.  Comparative Information

     Management has determined that certain information included in the financial statements previously issued by the Company for the quarters ended October 31, 2001 and January 31, 2001 were materially incorrect. The Company has restated, in the financial statements, the financial information for the quarter ended October 31, 2001 and will restate the financial information for the quarter ended January 31, 2002. The incorrect information for the quarters ended October 31, 2001 and January 31, 2002 will not require restatement of the financial statements for the entire fiscal year ended April 30, 2002.

3.  Acquisition

     On September 23, 2002, the Company acquired, through its wholly owned subsidiary 1540633 Ontario Inc. ("Ontario"), property and equipment located in Tiverton, Ontario ("Tiverton Facility") from Mintz and Partners in its capacity as the receiver and manager of the assets and property of QTF Foods Inc. The Tiverton Facility will be used for the production of concentrates, juices, purees and blends.

     The purchase price of $3,192,644 for the Tiverton Facility has been allocated to the assets acquired based on estimates of their fair market value at the date of acquisition and was financed as outlined under long term debt (Note 6).


4. Capital Assets

                                                       October 2002
                                        ------------------------------------------
                                           Cost      Accumulated      Net Carrying
                                                     Amortization       Amount
                                         ----------- ------------    ------------
        Land                             1,071,410            -       1,071,410
        Building                         1,684,668       68,863       1,615,805
        Manufacturing Equipment          3,171,280       79,339       3,091,940
        Office Equipment                    13,863        1,404          12,459
        Trucks                              73,431       41,280          32,151
                                        ------------------------------------------
                                         6,014,652      190,886       5,823,765




5.  Mortgages and Other Debt

                                                       October 2002
                                                     ----------------
First mortgage on the property located at 14             1,596,322
Brewster Road, Brampton Ontario, Canada ("the
Property"). The mortgage matures on May 1, 2003.
The interest rate is 10.5% per annum and is payable monthly on the first of every month.

Second mortgage on the Property owed to
D.Dunsmuir Investments Canada Limited. The                 415,044
mortgage bears interest at 16% per annum and is payable monthly. The principal was due February
9, 2002 but was renewed on a month to month basis after this date under the same terms.

Third mortgage on the Property owed to Reagens
Canada Ltd. The mortgage bears interest at 20%             118,128
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

ii) fourth registered charge on the Property

iii) first registered charge on all production             702,382
equipment

Promissory demand note owed to David Stewart               159,632
jointly and severally with an officer of the company. The note bears interest at 5% per annum to the date of payment. The principal may be repaid, in whole or in part, at any time with or without notice.

Promissory demand note advanced from D. Dunsmuir           319,264
Investments Canada Limited. Interest on the promissory note is payable monthly at the rate of 14% per annum up to and including August 21, 2002 and at the rate of 20% per annum from August 22, 2002 to the date of repayment in full.

Promissory demand note advanced from D.
Dunsmuir Investments Canada Limited.                       766,235
Interest on the promissory note is payable
monthly at the rate of 20% per annum from
October 1, 2002 to the date of repayment
in full.
                                                        -----------
Total                                                    4,077,007


6. Long Term Debt

     On September 23, 2002, 1540633 Ontario Inc. issued a debenture in the amount of $3,192,644 ("Principal Amount") to Wasanda Enterprises Inc. (the "Holder"). The debenture was issued to finance the purchase of the Tiverton Facility. The Principal Amount of the debenture is due May 19, 2004, provided that Ontario may repay the Principal Amount in whole or in part at any time without notice or bonus. The Principal Amount shall bear interest, at the interest rate charged by the Bank of Montreal (Toronto Main Branch) for demand loans in Canadian dollars to its most creditworthy commercial borrowers ("Interest Rate"). Interest on the Principal Amount shall accrue, compound and be added to the Principal Amount from September 19, 2002 to December 19, 2002. Thereafter interest shall be paid on the Principal Amount then outstanding from January 19, 2003 on the last day of every month until the debenture is due.

     Security for the payment of the principal and interest payable under this debenture is:

          a) specific charge of real and personal property by way of a fixed and specific mortgage and charge to and in favour of the Holder on all lands, other real and immovable property, all goods, chattels, fixtures, plant, vehicles, machinery equipment and accessories of every nature of "Ontario".

          b) floating charge in favour of the Holder on all property and assets of every nature of "Ontario".



7. Class B Common Stock

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

  c)   in case the Company shall :

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


8. Significant Customer

For the three months ended October 31, 2002, one customer accounted for approximately 60% and another customer accounted for approximately 27% of the Company's sales.

9. Warrants

On September 23, 2002, the Company issued a warrant to Wasanda Enterprises Inc. to acquire, at any time in whole or in part, until September 23, 2007, fifteen million (15,000,000) common shares from the Company with an exercise price of thirty cents ($0.30) per common share. The warrant has not been registered under the Securities Act of 1934 and may only be sold or transferred in compliance with the registration requirements of the Act and any applicable securities laws or an exemption therefrom.

10. Related Party Transactions

D'Angelo Brands Ltd. has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. Trademarks etc.) held by a related Company under common control. The agreement requires Brands to pay 3% of gross revenue from sales of all branded products. D'Angelo Brands Ltd. Is obligated to pay a minimum of $191,410 to a maximum of $510,428 in royalties during each calendar year. The agreement commenced on March 22, 2001. As of October 31, 2002, $324,501, had been accrued but not paid.

As of October 31, 2002, $422,064 was owed to the Company by a director and officer. The Advances are non-interest bearing.

In connection with the Share Exchange Agreement outlined in note 1 above, the Company entered into a Settlement Agreement with Stewart Garner, its former President. Under the terms of the agreement, the Company is to pay Mr. Garner the sum of $70,000 in ten equal monthly payments of $7,000 each. The payments are payable on the 15th of each month commencing on November 15th 2001. As of October 31, 2002, the $70,000 has been accrued but no payments had been made.

11. Commitments and Contingencies

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

On June 21, 2002, $317,360 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note in the same amount. In consideration of the advance, the Company agreed to issue 500,000 free trading shares of the Company's common stock, with a fair market value of $120,000, to D. Dunsmuir Investments Canada Limited. Although the shares have not yet been issued, the expense related to the issuance of these shares of $120,000 has been accrued as a financing expense.

On September 13, 2002, $766,235 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note owed jointly and severally by the Company and an officer of the Company. In connection with promissory note the Company agreed to issue 500,000 free trading shares of the Company's common stock and issue warrants to purchase in total 4,000,000 free trading shares of the Company at any time prior to September 13, 2007 at $.175 per share. Although the shares have not yet been issued, the expense related to the issuance of these shares of $100,000 has been accrued as a financing expense.

On September 23, 2002, in conjunction with Wasanda Enterprises Inc. providing financial support to "Ontario" in the form of vendor take-back security to finance the acquisition of the Tiverton Facility as further described in note 3, the Company and "Brands", jointly and severally, guaranteed the payment of all interest and principal owing under the debenture and any other indebtedness or liability owed to the Holder.

The Company's future minimum annual lease payments required under operating leases that have initial or non cancelable lease terms in excess of one year owing over the next 5 years are as follows:


          For the three months ended

                October 31, 2003          $31,208
                October 31, 2004          $29,404
                October 31, 2005          $12,688
                October 31, 2006          $ 7,992



12. Income Taxes

The components of the provision for income taxes is as follows:

                                                 2002     2001
            Current tax expense:
                Canada                             -        -
                United States                      -        -

                                               ======    =====

                         Total Current             -        -

                                               ======    =====
            Deferred tax expense:

                Canada                             -        -
                United States                      -        -

                         Total Deferred        ======    =====

                                                   -        -

                                               ======    =====


            Total tax provision from
            continuing operations                  -        -

                                               ======    =====

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for book purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             2002            2001
                                         ----------        --------
      Deferred Tax Assets:

           Loss carry forwards            2,048,304         267,485
           Other temporary differences       90,418             449
           Less valuation allowance      (2,138,722)       (267,934)
                                         ----------        --------

           Net Deferred tax assets                -               -
                                         ----------        --------

At October 31, 2002, the Company has provided a valuation allowance for the deferred tax asset since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset is not realizable. Net operating loss carry forwards expire starting in 2007.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the quarterly period ended October 31, 2002 included in its Quarterly Report on Form 10 - QSB.

RESULTS OF OPERATIONS

Comparing the three months ended October 31, 2002 to the three months ended October 31, 2001

Sales. For the three months ended October 31, 2002, sales were $894,983, an increase of $851,736 over the $43,247 sales for the three months ended October 31, 2001. The increase in sales resulted from the sales of beverage products which began to be produced in the Company's manufacturing facility in April 2002.

Gross Profit. Gross profit was ($66,715) for the three months ended October 31, 2002, a decrease of $46,167 compared to gross profit of ($20,548) for the three months ended October 31, 2001. The decrease in gross profit was primarily attributable to costs of preparing the new Tiverton Facility for production.

Selling, Marketing, Distribution and Warehousing Expenses. Selling, marketing, distribution and warehousing expenses were $192,291 for the three months ended October 31, 2002, an increase of $122,915 over selling, marketing, distribution and warehousing expenses of $69,376 for the three months ended October 31, 2001. This increase was due to higher salaries and higher expenses to operate the warehouse which was acquired later in 2001.

General and Administrative Expenses. General and administrative expenses were $316,276 for the three months ended October 31, 2002, an increase of $233,256 over general and administrative expenses of $83,020 for the three months ended October 31, 2001. The increase was due to higher salaries, higher amortization and higher legal and accounting expenses. The higher legal and accounting expenses are primarily as a result of the Company becoming a publicly reporting company pursuant to securities laws.

Financing Expenses. Financing expenses were $513,879 for the three months ended October 31, 2002, an increase of $395,465 over the financing expenses of $118,414 for the three months ended October 31, 2001. The increase was a result of the commitment fee of $383,117 and commitment to issue 500,000 free trading shares for the note advanced from D. Dunsmuir Investments Canada Limited.

Interest. Interest was $162,808 for the three months ended October 31, 2002, an increase of $107,189 over interest of $55,619 for the three months ended October 31, 2001. The increase was a result of financing the warehouse, corporate office and the two manufacturing facilities.

Provision for Income Taxes. As the Company generated losses, no provision has been made for income taxes.

Net Loss. Net Loss was $1,251,969 for the three months ended October 31, 2002, an increase of $933,796 over the net loss of $318,173 for the three months ended October 31, 2001. The increase in the net loss was a result of lower gross profit and higher selling, marketing, distribution, warehousing, general and administrative expenses, financing expenses and interest.

Comparing the six months ended October 31, 2002 to the six months ended October 31, 2001

Sales. For the six months ended October 31, 2002, sales were $1,638,961, an increase of $1,296,735 over the $342,226 sales for the six months ended October 31, 2001. The increase in sales resulted from the sales of beverage products which began to be produced in the Company's manufacturing facility in April 2002.

Gross Profit. Gross profit was ($183,164) for the six months ended October 31, 2002, a decrease of $156,272 compared to gross profit of ($26,892) for the six months ended October 31, 2001. The decrease in gross profit was primarily attributable to higher repair and maintenance costs, product development costs and ingredients and packaging usage waste related to the start-up of the new production line in April 2002. In addition rent, property taxes, utilities, insurance and indirect labour and other fixed costs were incurred on the Mississauga manufacturing facility in this start-up period of relatively low production as well as costs of preparing the new Tiverton Facility for production.

Selling, Marketing, Distribution and Warehousing Expenses. Selling, marketing, distribution and warehousing expenses were $346,040 for the six months ended October 31, 2002, an increase of $173,826 over selling, marketing, distribution and warehousing expenses of $172,214 for the six months ended October 31, 2001. This increase was due to higher salaries and higher expenses to operate the warehouse which was acquired later in 2001.

General and Administrative Expenses. General and administrative expenses were $587,234 for the six months ended October 31, 2002, an increase of $339,056 over general and administrative expenses of $248,178 for the six months ended October 31, 2001. The increase was due to higher salaries, higher amortization and higher legal and accounting expenses. The higher legal and accounting expenses are primarily as a result of the Company becoming a publicly reporting company pursuant to securities laws.

Financing Expenses. Financing expenses were $801,879 for the six months ended October 31, 2002, an increase of $626,932 over the financing expenses of $174,947 for the six months ended October 31, 2001. The increase was a result of the commitment fee of $383,117 and commitment to issue 500,000 free trading shares for the note advanced from D. Dunsmuir Investments Canada Limited and a result of providing for shares to be issued at below market value to Penguin Petroleum Products Inc. and D. Dunsmuir Investments Canada Limited.

Interest. Interest was $270,026 for the six months ended October 31, 2002, an increase of $214,407 over interest of $55,619 for the six months ended October 31, 2001. The increase was a result of financing the warehouse, corporate office and the two manufacturing facilities.

Provision for Income Taxes. As the Company generated losses, no provision has been made for income taxes.

Net Loss. Net Loss was $2,188,343 for the six months ended October 31, 2002, an increase of $1,593,081 over the net loss of $595,262 for the six months ended October 31, 2001. The increase in the net loss was a result of lower gross profit and higher selling, marketing, distribution, warehousing, general and administrative expenses, financing expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2002, the Company had a working capital deficiency of $7,341,233 compared to a working capital deficiency of $5,187,539 as of April 30, 2002. The decrease in working capital was a result of financing the cash losses and manufacturing equipment purchases through the use of short term financing in the form of accounts payable, accrued liabilities and other short term debt.

Net cash used for operating activities was $596,300 for the three months ended October 31, 2002, an increase of $443,735 from the $152,565 net cash used for operating activities for the three months ended October 31, 2001. Net cash used for operating activities was $940,766 for the six months ended October 31, 2002 an increase of $839,701 from the $101,065 net cash used for operating activities for the six months ended October 31, 2001. The increase in both periods resulted mainly from the net loss offset partially by the increase in accounts payable and accrued liabilities.

Net cash used for investing activities for the three months ended October 31, 2002 was $3,207,598 as compared to $2,032,305 net cash used for investing activities for the three months ended October 31, 2001. Net cash used for investing activities for the six months ended October 31, 2002 was $3,239,350 as compared to $2,032,305 net cash used for investing activities for the six months ended October 31, 2001. The increase in net cash used for investing activities as compared to the prior year in both periods was primarily a result of the purchase of the processing facility and equipment located in Tiverton, Ontario.

On September 23, 2002, the Company acquired, through its wholly owned subsidiary 1540633 Ontario Inc. ("Ontario"), property and equipment located in Tiverton, Ontario ("Tiverton Facility") from Mintz and Partners in its capacity as the receiver and manager of the assets and property of QTF Foods Inc. The purchase price for the Tiverton Facility was $3,192,644.

Net cash provided from financing activities for the three months ended October 31, 2002 was $3,828,145 as compared to the $2,143,763 net cash provided from financing activities for the three months ended October 31, 2001. Net cash provided from financing activities for the six months ended October 31, 2002 was $4,181,002 as compared to $2,101,357 net cash provided from financing activities for the six months ended October 31, 2001. The increase in net cash provided from financing activities was a result of the increase in mortgages and other debt as well as the issuance of the debenture as outlined in note 6.

On September 13, 2002, $756,240 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note owed jointly and severally by the Company and an officer of the Company. The note bears interest payable monthly at 20% per annum until the date of repayment, provided no interest shall be payable if the principle is repaid on or before September 30, 2002. In connection with promissory note the Company agreed to pay a commitment fee of $378,120, issue 500,000 free trading shares of the Company's common stock and issue warrants to purchase in total 4,000,000 free trading shares of the Company at any time prior to September 13, 2007 at $.175 per share. The financing was used to repay $94,530 of the promissory note owed to David Stewart and the remainder for working capital requirements.

On September 23, 2002, 1540633 Ontario Inc. issued a debenture in the amount of $3,192,644 ("Principal Amount") to Wasanda Enterprises Inc. (the "Holder"). The debenture was issued to finance the purchase of the Tiverton Facility. The Principal Amount of the debenture is due May 19, 2004, provided that Ontario may repay the Principal Amount in whole or in part at any time without notice or bonus. The Principal Amount shall bear interest, at the interest rate charged by the Bank of Montreal (Toronto Main Branch) for demand loans in Canadian dollars to its most creditworthy commercial borrowers ("Interest Rate"). Interest on the Principal Amount shall accrue, compound and be added to the Principal Amount from September 19, 2002 to December 19, 2002. Thereafter interest shall be paid on the Principal Amount then outstanding from January 19, 2003 on the last day of every month until the debenture is due.

The Company has certain cash requirements to expand its business, execute its sales and marketing goals; fund working capital needs and pay down commitments including interest and principal payments on the mortgages and other debt which all matures in the next year. Management estimates that in excess of $7,000,000 will need to be repaid or refinanced over the next fiscal year in addition to the current trade liabilities it is incurring.

The Company is currently in discussions and negotiations to obtain the financing required to meet these obligations as they become due. The financing may be in the form of debt or equity or a combination thereof. As a result of the Company's current financial condition, there is no assurance that the financing will be obtainable on favourable terms or at all.


PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Management has determined that certain information included in the financial information filed by the Company on Form 10-QSB for the quarters ended October 31, 2001 and January 31, 2001 was materially incorrect. The Company has restated, the financial information for the quarter ended October 31, 2001 in this 10-QSB and will restate the financial information for the quarter ended January 31, 2002. The incorrect information included in the reports for the quarters ended October 31, 2001 and January 31, 2002 will not require the Company to restate the financial information included in the Form 10-KSB for the
year-ended   April 30, 2002, which was filed with the Securities and Exchange
Commission on August 13, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

     10.1 Demand promissory note to D. Dunsmuir Investment Canada Limited, dated September 13, 2002 attached;

     10.2 Agreement to pay loan commitment fee, issue warrants and free trading shares to D. Dunsmuir Investments Canada Limited, dated September 13, 2002 attached;

     10.3 Warrant, dated September 23, 2002, from the Company to Wasanda Enterprises Inc. (Incorporated by reference to exhibit 99.2 to the Schedule 13D/A filed with the Commission on October 9, 2002)

     10.4 Form of Offer, dated September 23, 2002, from 1540633 Ontario Inc. to Mintz & Partners Limited to purchase property and fixed assets of QTF Foods Inc. (Incorporated by reference to exhibit 99.3 to the Schedule 13D/A filed with the Commission on October 9, 2002)

     10.5 Debenture, dated September 23, 2002, issued by 1540633 Ontario Inc. to Wasanda Enterprises Inc. (incorporated by reference to exhibit 99.4 to the Schedule 13D/A filed with the Commission on October 9, 2002)

     10.6 Guarantee and Postponement of Claim dated, September 23, 2002, issued by the Company and D'Angelo Brands Ltd. jointly and severally to Wasanda Enterprises Inc. (incorporated by reference to exhibit 99.5 to the Schedule 13D/A filed with the Commission on October 9, 2002)

     99.1 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                D'Angelo Brands, Inc.



                        By: /s/ Frank D'Angelo
                                ----------------
                                Frank D'Angelo
                                President and Principal Accounting Officer


                        Dated:  December 23, 2002




                     CERTIFICATIONS PURSUANT TO RULE 13a-14
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I Frank D'Angelo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of D'Angelo Brands, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date"); and

     c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of director's (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: December 23, 2002

        By: /s/ Frank D'Angelo
                ----------------
                Frank D'Angelo
                President and Principal Accounting Officer