Form 10QSB
period 2003-01-31
D ANGELO BRANDS INC
filed 2003-03-24
CIK 1092762

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

23,449,589 Class A Common shares and 28,887,670 Class B Common shares as at March 14, 2003.

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

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONTENTS                                                      PAGE
----------                                                -------------
Consolidated Balance Sheets as at January  31, 2003
(unaudited) and April 30, 2002................................  F-1

Consolidated Statements of Operations and Comprehensive Loss
for the three months and nine months ended January 31 2003
and 2002(Unaudited)...........................................  F-2

Consolidated Statements of Stockholder's Equity (Deficiency)
(Unaudited)...................................................  F-3

Consolidated Statements of Cash Flows for the three months
and nine months ended January 31, 2003 and 2002(Unaudited)..... F-5

Notes to the Consolidated Financial Statements (Unaudited)....  F-7
======================================================================

                     D'Angelo Brands, Inc. And Subsidiaries
                          Consolidated Balance Sheets
             As at January 31, 2003 (unaudited) and April 30, 2002


                                                                        January 31              April 30
                                                                           2003                   2002
                                                                       ------------           ------------
                                  ASSETS                                (unaudited)
Current
        Accounts receivable                                            $     66,211           $     17,905
        Inventories                                                          97,910                 98,205
        Prepaid expenses and deposits                                       104,255                 19,146
                                                                       ------------           ------------
                                                                            268,376                135,256
                                                                       ------------           ------------

Capital Assets, Net                                                       5,850,176              2,700,866

                                                                       $  6,118,552           $  2,836,122
                                                                       ============           ============
                                LIABILITIES

Current
        Accounts payable and accrued liabilities                       $  3,601,219           $  2,268,356
        Mortgages and other debt                                          4,602,552              3,054,439
                                                                       ------------           ------------
                                                                          8,203,771              5,322,795

Long Term Debt                                                            3,308,284                      -
Commitment & Contingencies (Note11)                                               -                      -
                                                                       ------------           ------------
                                                                       $ 11,512,055           $  5,322,795
                                                                       ------------           ------------
                                STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, par value $0.001;
   Class A - 200,000,000 shares authorized;
       23,449,589 and 15,487,259 shares issued and outstanding         $     23,450           $     15,487
   Class B - 50,000,000 shares authorized;
       28,887,670 and 35,950,000 shares issued and outstanding               28,888                 35,950
Additional paid-in capital                                                3,653,677              3,573,577
Stock Subscription Receivable                                                    -                 (96,774)
Advances to Director                                                      (141,422)               (291,080)
Accumulated Other Comprehensive Gain (Loss)                                (70,880)                  34,172
Accumulated Deficit                                                     (8,887,215)             (5,758,005)
                                                                       ------------           ------------
                                                                        (5,393,503)             (2,486,673)
                                                                       ------------           ------------
                                                                       $ 6,118,552            $  2,836,122
                                                                       ============           ============

                    D'Angelo Brands, Inc. And Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
      for the three months and nine months ended January 31, 2003 and 2002
                                  (Unaudited)


                                                            Three months ended January 31      Nine months ended January 31
                                                            -----------------------------      ---------------------------
                                                                2003            2002             2003            2002
                                                              ---------        ---------       ----------      ----------
                                                                              (restated -                     (restated -
                                                                                note 2)                         note 2)

Sales                                                       $   654,962      $         -     $  2,293,923    $    342,214

Cost of Sales                                                   906,040           57,262        2,728,165         372,584
                                                              ---------        ---------       ----------      ----------

Gross Profit                                                   (251,078)         (57,262)        (434,242)        (30,370)

Commission Income                                                     -              777                -          29,581
                                                              ---------        ---------       ----------      ----------
                                                               (251,078)         (56,485)                           (789)

Selling, Marketing, Distribution and Warehousing Expenses       184,555           66,648          530,595         238,862
General and Administrative Expenses                             294,705           67,356          881,939         315,534
                                                              ---------        ---------       ----------      ----------
                                                                479,260          134,004        1,412,534         554,396
                                                              ---------        ---------       ----------      ----------

Loss before other expenses                                     (730,338)        (190,489)      (1,846,776)       (555,185)
                                                              ---------        ---------       ----------      ----------
Other Expenses
Financing Expenses                                               12,288          686,452          814,167         857,718
Interest                                                        198,241           91,481          468,267         150,781
                                                              ---------        ---------       ----------      ----------
                                                                210,529          777,933        1,282,434       1,008,499
                                                              ---------        ---------       ----------      ----------

Loss before income taxes                                      (940,867)        (968,422)      (3,129,210)      (1,563,684)

Provision for income taxes                                            -                -                -               -
                                                              ---------        ---------       ----------      ----------
Net Loss                                                      (940,867)        (968,422)      (3,129,210)      (1,563,684)

Other comprehensive gain (loss), net of taxes -
foreign currency translation                                 (104,166)           (1,274)        (105,052)          40,383

                                                             ----------        ---------       ----------      ----------
Comprehensive Loss                                          ($1,045,033)       ($969,696)     ($3,234,262)    ($1,523,301)
                                                             ==========        =========       ==========      ==========

Loss per common share, basic and diluted                         ($0.04)          ($0.12)          ($0.16)         ($0.06)
                                                             ==========        =========       ==========      ==========
Weighted average number of common shares
outstanding, basic and diluted                               22,971,430        7,794,759       19,717,442      26,310,817
                                                             ==========        =========       ==========      ==========

                        D'ANGELO BRANDS, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Unaudited)



                                                                 Common Stock                    Additional
                                                                                                  Paid-In
                                                 Class A       Amount       Class B    Amount     Capital
                                              ------------     --------   ----------   -------   ----------
Balance at January 31, 2002                   9,257,259        $9,257     36,000,000   $36,000   $2,042,957


Conversion of Class-B to Class-A shares          50,000        $   50      ($50,000)      (50)           -
Shares issued for cash                          500,000        $  500                            $   47,887
Expenses for shares sold below market value                                                      $   11,613
Shares issued for services rendered           5,680,000        $5,680                            $1,471,120
Advances to Director
Foreign Currency Transaction Adj.
Net Loss
                                     -----------------------------------------------------------------------
Balance at April 30, 2002                   15,487,259        $15,487     35,950,000    $35,950  $3,573,577


Conversion of Class-B to Class-A shares      5,095,604        $ 5,096     (5,095,604)   ($5,096)
Stock subscription receivable
Advance to Director
Foreign Currency Transaction Adj.
Net Loss
                                   --------------------------------------------------------------------------
Balance at July 31, 2002                    20,582,863       $ 20,583      30,854,396    $30,854  $3,573,577


Stock subscription receivable
Advance to Director
Foreign Currency Transaction Adj.
Net Loss
                                  --------------------------------------------------------------------------
Balance at October 31, 2002                20,582,863        $20,583      30,854,396    $30,854  $3,573,577

Conversion of Class-B to Class-A shares     1,966,726        $ 1,967      (1,966,726)   ($1,967)
Shares issued for cash                        500,000        $   500                             $   32,212
Expenses for shares sold below market value                                                      $   12,288
Shares issued as per agreement                400,000        $   400                             $   35,600
Advances to Director
Foreign Currency Transaction Adj.
Net Loss
                                ----------------------------------------------------------------------------
Balance at January 31, 2003                23,449,589        $23,450      28,887,670    $28,888  $3,653,677



                                                  Stock      Advances to      Accumulated Other    Accumulated   Stockholders
                                               Subscription   Director          Comprehensive        Deficit        Equity
                                                Receivable                           Gain                        /(Deficiency)
                                               -----------   ---------            ---------        ----------     ----------
Balance at January 31,2002                       ($96,774)   ($230,678)           $74,845          ($2,548,543)  $ (712,936)

Conversion of Class-B to Class-A shares                                                                          $        0
Shares issued for cash                                                                                           $    48,387
Expenses for shares sold below market value                                                                      $    11,613
Shares issued for services rendered                                                                              $ 1,476,800
Advances to Director                                          ($60,402)                                          $   (60,402)
Foreign Currency Transaction Adj.                                                ($40,673)                       $   (40,673)
Net Loss                                                                                           ($3,209,462)  $(3,209,462)
                                     ------------------------------------------------------------------------------------------
Balance at April 30, 2002                        ($96,774)   ($291,080)           $34,172          ($5,758,005)  $(2,486,673)


Conversion of Class-B to Class-A shares                                                                                    0
Stock subscription receivable                     $63,472                                                            $63,472
Advance to Director                                           ($42,403)                                             ($42,403)
Foreign Currency Transaction Adj.                                                 $23,361                            $23,361
Net Loss                                                                                             ($936,374)    ($936,374)
                                   --------------------------------------------------------------------------------------------
Balance at July 31, 2002                        ($33,302)    ($333,483)           $57,533          ($6,694,379)   ($3,378,617)


Stock subscription receivable                    $33,302                                                              $33,302
Advance to Director                                           ($88,581)                                              ($88,581)
Foreign Currency Transaction Adj.                                                ($24,247)                           ($24,247)
Net Loss                                                                                           ($1,251,969)   ($1,251,969)
                                  ----------------------------------------------------------------------------------------------
Balance at October 31, 2002                        $  0      ($422,064)           $33,286          ($7,946,348)   ($4,710,112)

Conversion of Class-B to Class-A shares                                                                                     0
Shares issued for cash                                                                                              $  32,712
Expenses for shares sold below market value                                                                         $  12,288
Shares issued as per agreement                                                                                      $  36,000
Advances to Director                                          $280,642                                              $ 280,642
Foreign Currency Transaction Adj.                                              ($104,166)                          ($104,166)
Net Loss                                                                                             ($940,867)    ($940,867)
                                ------------------------------------------------------------------------------------------------
Balance at January 31, 2003                        $ 0      ($141,422)          ($70,880)          ($8,887,215)  ($5,393,503)


                     D'Angelo Brands, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
      for the three months and nine months ended January 31, 2003 and 2002
                                  (Unaudited)


                                                       Three months ended January 31   Nine months ended January 31
                                                      -----------------------------    ---------------------------
                                                           2003          2002            2003           2002
                                                         ---------      ---------      ----------     ----------
                                                                       (restated -                   (restated -
                                                                         note 2)                       note 2)

Cash Flows from Operating Activities
    Net loss                                            ($940,867)     ($968,422)    ($3,129,210)    ($1,563,684)
    Adjustments to reconcile net loss to
    net cash used for operating activities:
        Write-off of deferred expenses                           -              -              -         55,545
        Depreciation                                       107,750         21,609        224,201         39,585
        Deposit on building                                      -              -              -         65,390
        Expense for Shares sold below market value          12,288        686,452         12,288        686,452

 Changes in operating assets and liabilities:
        (Increase) decrease in assets:
        Accounts receivable                                  4,869         21,009         (48,306)        62,140
        Inventories                                         45,405           (132)            295        (33,577)
        Prepaid expenses and deposits                      (38,853)             -         (85,109)             -

         Increase (decrease) in liabilities:
        Accounts payable and accrued liabilities            57,196        197,885       1,332,863        545,485
                                                         ---------      ---------      ----------     ----------
    Net cash used for operating activities:              $(752,212)      (41,599)      (1,692,978)      (142,664)



Cash Flows from Investing Activities
   (Additions to) Disposition of capital assets          $(134,162)        4,981        (3,373,512)    (2,027,324)

                                                          ---------      ---------      ----------     ----------
    Net cash (used for) investing activities:             (134,162)        4,981        (3,373,512)    (2,027,324)

Cash Flows from Financing Activities
    Mortgages and other debt                               525,545        (14,582)      1,548,113      1,995,198
    Issuance of debentures                                 115,640              -       3,308,284              -
    Issuance of capital stock                               68,713        229,798          68,713        449,978
   (Increase) Decrease in stock subscription receivable          -       (96,774)          96,774        (96,774)
    Advances (to) from Director                            280,642       (102,075)        149,658       (230,678)
                                                         ---------      ---------      ----------     ----------
    Net cash provided from financing activities:         $ 990,540         16,367       5,171,542      2,117,724

Change in foreign currency
translation adjustment                                    (104,166)        (1,274)      (105,052)         40,383

Increase (decrease) in cash
and cash equivalents                                             -        (21,525)            -          (11,881)

Cash and cash equivalents,
beginning of period                                     $        -     $   21,525      $      -      $    11,881
                                                         ---------      ---------      ----------     ----------
Cash and cash equivalents,
end of period                                           $        -     $       -        $     -      $        -
                                                         =========      =========      ==========     ==========
Supplemental disclosure of
  cash flow information:

    Interest paid                                       $   75,646              -     $   226,403              -
                                                         =========      =========      ==========     ==========

    Income taxes paid                                            -              -               -              -
                                                         =========      =========      ==========     ==========


Supplemental disclosure of non-cash investing and financing transactions:

For the quarter ended January 31, 2003 the Company sold 500,000 shares of its common stock, restricted, for gross proceeds of $32,712. The share price was below the current market value of the shares on the date of issuance based on the closing price for the Company's common stock. Therefore the Company recorded a financing charge of $12,288 with a corresponding offset to additional paid in capital for the difference between the current market value and the gross proceeds.

Issued 400,000 shares of its common stock, restricted, valued at $36,000, the market value of the stock on the date the shares were issued. The shares were issued pursuant to a registration rights agreement and a financing charge had been recorded by the Company at the time the commitment to issue the shares arose.

                             D'Angelo Brands, Inc.

                         Notes to Financial Statements

                          January 31, 2003 (Unaudited)

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

1540633 Ontario Inc. ("Ontario")is a wholly owned subsidiary of the Company which can produce concentrates, juices, purees and blends, many of which can be used in the various lines of D'Angelo beverages.

                       Acquisition and Change in Control:

The Company incorporated a wholly owned subsidiary named D'Angelo Acquisitions Inc., ("Acquisitions") an Ontario corporation, which entered into a Share Exchange Agreement (" the Agreement") with D'Angelo Brands Ltd. ("Brands"), an Ontario Corporation. Pursuant to the Agreement dated October 29, 2001, Acquisitions acquired 100% of the outstanding shares of common stock of Brands in exchange for a total of 36,000,000 Exchangeable shares. The Exchangeable shares are Class B Special Shares of Acquisitions, being subordinate, non-voting special shares authorized in an unlimited number. The terms of the Exchangeable shares are outlined in more detail in note 6 below. Pursuant to the Agreement, the historical financial history of the Company is that of Brands, therefore April 30, the fiscal year end of Brands was adopted.

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

                             Basis of Presentation:

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course. As reflected in the accompanying financial statements, the Company has had recurring losses from operations, a negative cash flow from operations, and its current liabilities exceed its current assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

- The Company is continuing to develop its business plan. Management expects the Company to become profitable by its fiscal year ended April 30, 2004.
- Management expects to fund any negative cash flows or capital expenditures from debt or equity financing or a combination thereof as deemed appropriate by the Company's Board of Directors.

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

                                Capital Assets:

Capital assets are stated at cost or net replacement amount.
Depreciation, based on the estimated useful lives of the assets, is provided on a straight-line basis over the following periods:

                      Building                   20 years
                      Manufacturing Equipment    10 years
                      Office Equipment            5 years
                      Trucks                      3 years

Depreciation expense was $107,750 and $21,609 for the three months ended January 31, 2003 and 2002, respectively.

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

                               Advertising Costs:

Advertising costs are expensed as incurred. Advertising expense includes costs related to promoting the D'Angelo brand name and amounted to $0 for the three months ended January 31, 2003 and January 31, 2002.

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

At January 31, 2003, the weighted average common shares outstanding would have been increased by 48,887,670 shares of the Company's common stock if the exchangeable shares and issued share purchase warrants had been dilutive.

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

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long- lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accredited to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

2.  Comparative Information:

Management has determined that certain information included in the financial statements previously issued by the Company for the quarter ended January 31, 2002 was materially incorrect. The Company has restated, in the financial statements, the financial information for the quarter ended January 31, 2002. The incorrect information for the quarter ended January 31, 2002 will not require restatement of the financial statements for the entire fiscal year ended April 30, 2002.

3. Capital Assets

                                                 January 2003              April 2002
                                    -----------------------------------   ------------
                                    Cost      Accumulated   Net Carrying   Net Carrying
                                               Amortization     Amount       Amount
                                  ----------- ------------  ------------   ------------
 Land                             1,097,766            -       1,097,766     956,221
 Building                         1,726,110       92,311       1,633,799   1,060,780
 Manufacturing Equipment          3,265,148      164,390       3,100,758     667,825
 Office Equipment                    14,204        2,155          12,050        -
 Trucks                              51,168       45,363           5,804      16,040
                               ------------------------------------------ ------------
                                  6,154,395      304,219       5,850,176   2,700,866

<caption
4.  Mortgages and Other Debt

                                                   January 2003      April 2002
                                                   -------------     -------------
First mortgage on the property located at 14
Brewster Road, Brampton Ontario, Canada
("the Property"). The mortgage matures
 on May 1, 2003. The interest rate is
10.5% per annum and is payable monthly on
the first of every month.                            1,635,590             0
-----------------------------------------------------------------------------------
Second mortgage on the Property owed to D.
Dunsmuir Investments Canada Limited. The
mortgage bears interest at 16% per annum
and is payable monthly. The principal was
due February 9, 2002 but was renewed on a
month to month basis after this date under
the same terms.                                        425,254       414,832
-----------------------------------------------------------------------------------
Third mortgage on the Property owed to
Reagens Canada Ltd. The mortgage bears
interest at 20% per annum payable monthly.
The principal was due January 28, 2002 but
was renewed on a month to month basis after
this date under the same terms.                        121,034     1,608,271
-----------------------------------------------------------------------------------
Mortgage (now repaid but previously was third
mortgage) on the Property owed to D. Dunsmuir
Investments Canada Limited. The mortgage bears
interest at 16% per annum payable monthly. The
principal is due on demand. The mortgage has been
guaranteed by an officer of the Company.                     0        74,032
-----------------------------------------------------------------------------------
Promissory demand note owed to D. Dunsmuir
Investments Canada Limited jointly and severally
withan officer of the Company ("The Note"). The
Note bears interest at 16% per annum up to
May 1, 2002 and 20% per annum thereafter until
the date of repayment. The principal may be
repaid, in whole or in part, at any time with or
without notice. The Note is secured by:

i) a general security agreement covering all assets of D'Angelo Brands Ltd. including a first charge on all equipment and a second charge on inventory and accounts receivable.

ii)fourth registered charge on the Property

iii)first registered charge on all production
    equipment                                          719,660       702,023
----------------------------------------------------------------------------------
Promissory demand note owed to David Stewart
jointly and severally with an officer of the
company. The note bears interest at 5% per
annum to the date of payment. The principal
may be repaid, in whole or in part, at any
time with or without notice.                           163,559       255,281

----------------------------------------------------------------------------------
Demand promissory note advanced from D.
Dunsmuir Investments Canada Limited. Interest
on the promissory note is payable monthly at the
rate of 14% per annum up to and including
August 21, 2002 and at the rate of 20% per annum
from August 22, 2002 to the date of repayment in
full.                                                  327,118             0
---------------------------------------------------------------------------------
Demand promissory note advanced from D. Dunsmuir
Investments Canada Limited. Interest on the
promissory note is payable monthly at the rate
of 20% per annum from October 1, 2002 to the
date of repayment in full.                             785,083             0
---------------------------------------------------------------------------------
Demand loan (the "Loan") advanced from Wasanda
Enterprises Inc. (the "Holder").Interest on the
demand loan is payable monthly on the last day
of each month, at the rate of 10% per annum
from January 31, 2003 to the date of repayment in
full. The Loan is evidenced by a debenture in the
principal amount of $6,542,362. After existing
encumbrances already in place outlined above,
security for the payment of principal and interest
payable under this debenture from the Loan and all
other obligations owed to the Holder is:

a) a specific charge of real and personal property by way of a fixed and specific mortgage and charge to and in favour of the Holder on all lands, other real and immovable property, all goods, chattels, fixtures, plants, vehicles, machinery, equipment and accessories of every nature of the Company and D'Angelo Brands Ltd.

b) a floating charge in favour of the Holder on
   all property and assets of every nature of the
   Company and D'Angelo Brands Ltd.                    425,254              0
------------------------------------------------------------------------------------
Total Mortgages and Other Debt                       4,602,552      3,054,439
                                                     =========      ==========

5. Long Term Debt

        On September 23, 2002, 1540633 Ontario Inc. issued a debenture with the principal amount of $3,308,284 ("Principal Amount") at January 31, 2003 to Wasanda Enterprises Inc. The Principal Amount of the debenture is due May 19, 2004, provided that Ontario may repay the Principal Amount in whole or in part at any time without notice or bonus. The Principal Amount shall bear interest, at the interest rate charged by the Bank of Montreal (Toronto Main Branch) for demand loans in Canadian dollars to its most creditworthy commercial borrowers ("Interest Rate"). Interest on the Principal Amount shall accrue, compound and be added to the Principal Amount from September 19, 2002 to December 19, 2002. Thereafter interest shall be paid on the Principal Amount then outstanding from January 19, 2003 on the last day of every month until the debenture is due.

        Security for the payment of the principal and interest payable under this debenture is:

        a) a specific charge of real and personal property by way of a fixed and specific mortgage and charge to and in favour of the Holder on all lands, other real and immovable property, all goods, chattels, fixtures, plant, vehicles, machinery, equipment and accessories of every nature of "Ontario".

       b) a floating charge in favour of the Holder on all property and assets of every nature of "Ontario".

6. Common Stock

                              Class A Common Stock

For the quarter ended January 31, 2003 the Company had the following Class A Common Stock transactions:

Sold 500,000 shares of its common stock, restricted, for gross proceeds of $32,712. The share price was below the current market value of the shares on the date of issuance based on the closing price for the Company's common stock. Therefore the Company recorded a financing charge of $12,288 with a corresponding offset to additional paid in capital for the difference between the current market value and the gross proceeds.

Issued 400,000 shares of its common stock, restricted, valued at $36,000, the market value of the stock on the date the shares were issued. The shares were issued pursuant to a registration rights agreement and a financing charge had been recorded by the Company at the time the commitment to issue the shares arose.

Converted, 1,966,726 Exchangeable shares to Class A common shares of the Company.

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

        c)  in case the Company shall:

             i)subdivide its outstanding common shares into a greater
               number of shares; or
            ii)consolidate its outstanding common shares into a smaller number of shares; or
           iii) issue common shares of the Company to the holders of its outstanding common shares by way of a stock dividend, then the number of Company shares into which the Exchangeable Shares may be converted on the effective date of such subdivision or consolidation or on the record date for such stock dividend, as the case may be, shall, in the case of the events referred to in i) and ii)above, be decreased in proportion to the total number of common shares of the Company resulting from such subdivision or issue, or shall, in the case of the event referred to in
                ii) above, be increased in proportion to the total number of outstanding common shares of the Company resulting from such consolidation; and

        d) the adjustments provided for in c) above are cumulative and shall apply to successive dividends, distributions, subdivisions, consolidations, issues or other events resulting in any adjustment under the provisions of c) above;

        e) all of the foregoing rights, privileges and conditions and the exercise or fulfillment thereof shall be subject to the relevant securities laws. During the quarter ended January 31, 2003 the Company converted, 1,966,726 Exchangeable shares to Class A common shares of the Company.

During the quarter ended January 31, 2003 the Company converted, 1,966,726 Exchangeable shares to Class A common shares of the Company.

7. Significant Customer

For the three months ended January 31, 2003, one customer accounted for approximately 66% and another customer accounted for approximately 33% of the Company's sales.

8. Warrants

On September 23, 2002, the Company issued a warrant to Wasanda Enterprises Inc. to acquire, at any time in whole or in part, until September 23, 2007, fifteen million (15,000,000) common shares from the Company with an exercise price of thirty cents ($0.30) per common share.

On December 20, 2002, the Company issued a warrant to Wasanda Enterprises Inc. to acquire, at any time in whole or in part, until December 19, 2007, five million (5,000,000) common shares from the Company with an exercise price of six cents ($0.06) per common share.

9. Related Party Transactions

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

As of January 31, 2003, $141,422 was owed to the Company by a director and officer.The Advances are non-interest bearing.

In connection with the Share Exchange Agreement outlined in note 1 above, the Company entered into a Settlement Agreement with Stewart Garner, its former President. Under the terms of the agreement, the Company is to pay Mr. Garner the sum of $70,000 in ten equal monthly payments of $7,000 each. The payments are payable on the 15th of each month commencing on November 15th 2001. As of January 31, 2003, the $70,000 has been accrued but no payments had been made.

10. Commitments and Contingencies

A claim was issued in the Ontario Supreme Court of Justice on August 7, 2001 on behalf of D'Angelo Brands Ltd. v. Les Aliments Lexus Foods Inc. ("Les Aliments"). The claim is an action for outstanding commissions in the amount of $63,000 plus $319,000 in general damages for breach of contract. Les Aliments Lexus Foods defended the claim and subsequently counterclaimed for damages and breach of contract in the amount of $191,000 and for fraud and negligent misrepresentation for the same amount. Les Aliments has amended its statement of defense and counterclaim to include the same claims as before and, in addition, a declaration that Les Aliments has the right, title and interest in the D'Angelo trademarks. Les Aliments has taken out an order to add the Company as a defendant to the claim. Discoveries are now partially complete. It is the opinion of management and legal counsel that the counterclaim by Les Aliments is spurious and simply an attempt to discourage pursuit of the commissions owing to D'Angelo Brands Ltd. It is the opinion of management that the claims will be settled without any significant cost to the Company other than legal expenses.

 On June 21, 2002, $327,118 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note in the same amount. In consideration of the advance, the Company agreed to issue 500,000 free trading shares of the Company's common stock, with a fair market value of $120,000, to D. Dunsmuir Investments Canada Limited. Although the shares have not yet been issued, the expense related to the issuance of these shares of $120,000 has been accrued as a financing expense.

On September 13, 2002, $785,083 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note owed jointly and severally by the Company and an officer of the Company. In connection with promissory note the Company agreed to issue 500,000 free trading shares of the Company's common stock and issue warrants to purchase in total 4,000,000 free trading shares of the Company at any time prior to September 13, 2007 at $.175 per share. Although the shares have not yet been issued, the expense related to the issuance of these shares of $100,000 has been accrued as a financing expense.

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

The Company's future minimum annual lease payments required under operating leases that have initial or non cancelable lease terms in excess of one year owing over the next 5 years are as follows:

                  For the three months ended
                -------------------------------
                  January 31, 2004 $31,208
                  January 31, 2005 $25,299
                  January 31, 2006 $11,988
                  January 31, 2007  $4,995

11. Income Taxes

The components of the provision for income taxes is as follows:


                                             2003             2002
 Current tax expense:
     Canada                                   -                 -
   United States                              -                 -
                                            ======             =====
  Total Current                               -                 -
                                            ======             =====

Deferred tax expense:
    Canada                                    -                  -
 United States                                -                  -
                                           ======              =====
Total Deferred                                -                  -
                                           =======             =====

Total tax provision from continuing
        operations                            -                   -
                                           ======              =====

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for book purposes and amounts used for income tax purposes.

At January 31, 2003, the Company has provided a valuation allowance for the deferred tax asset since, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset is not realizable. Net operating loss carry forwards expire starting in 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the quarterly period ended January 31, 2003 included in its Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS

Comparing the three months ended January 31, 2003 to the three months ended January 31, 2002

Sales. For the three months ended January 31, 2003, sales were $654,962, an increase of $654,962 over the $0 sales for the three months ended January 31, 2002. The increase in sales resulted from the sales of beverage products which began to be produced in the Company's manufacturing facility in April 2002.

Gross Profit. Gross profit was ($251,078) for the three months ended January 31, 2003, a decrease of $193,816 compared to gross profit of ($57,262) for the three months ended January 31, 2002. The decrease in gross profit was primarily attributable to costs of preparing the new Tiverton Facility for production and higher ingredient costs due to the limited supply of fruit and juice in the quarter ended January 31, 2003.

Selling, Marketing, Distribution and Warehousing Expenses. Selling, marketing, distribution and warehousing expenses were $184,555 for the three months ended January 31, 2003, an increase of $117,907 over selling, marketing, distribution and warehousing expenses of $66,648 for the three months ended January 31, 2002. This increase was due primarily to higher salaries and expenses to operate the warehouse which was not being used in the quarter ended January 31, 2002.

General and Administrative Expenses. General and administrative expenses were $294,705 for the three months ended January 31, 2003, an increase of $227,349 over general and administrative expenses of $67,356 for the three months ended January 31, 2002. The increase was due to higher salaries, depreciation and office expenses.

Financing Expenses. Financing expenses were $12,288 for the three months ended January 31, 2003, a decrease of $674,164 over financing expenses of $686,452 for the three months ended January 31, 2002. The expense for both periods was due to shares sold below market value.

Interest. Interest was $198,241 for the three months ended January 31, 2003, an increase of $106,760 over interest of $91,481 for the three months ended January 31, 2002. The increase was a result of financing the warehouse, corporate office and the two manufacturing facilities.

Provision for Income Taxes. As the Company generated losses, no provision has been made for income taxes.

Net Loss. Net Loss was $940,867 for the three months ended January
31, 2003, a decrease of $27,555 over the net loss of $968,422 for the three months ended January 31, 2002. The decrease in the net loss was a result of lower financing expenses partially offset by lower gross profit and higher selling, marketing, distribution, warehousing, general and administrative expenses and interest.

COMPARING THE NINE MONTHS ENDED JANUARY 31, 2003 TO THE NINE MONTHS ENDED JANUARY 31, 2002

Sales. For the nine months ended January 31, 2003, sales were $2,293,923, an increase of $1,951,709 over the $342,214 sales for the nine months ended January 31, 2002. The increase in sales resulted from the sale and processing of beverage products which began to be produced in the Company's manufacturing facility in April 2002.

Gross Profit. Gross profit was ($434,242) for the nine months ended January 31, 2003, a decrease of $403,872 compared to gross profit of ($30,370) for the nine months ended January 31, 2002. The decrease in gross profit was primarily attributable to higher repair and maintenance costs, product development costs and ingredients and packaging usage waste related to the start-up of the new production line in April 2002. In addition rent, property taxes, utilities, insurance and indirect labour and other fixed costs were incurred on the Mississauga manufacturing facility in the start-up period of relatively low production as well as costs of preparing the Tiverton Facility for production.

 Commission Income. Commission Income was $0 for the nine months ended January 31, 2003, a decrease of $29,581 from the $29,581 commission income for the nine months ended January 31, 2002. The decrease in commission income was a result of the Company no longer sub- licensing the use of its brand names late in 2001.

Selling, Marketing, Distribution and Warehousing Expenses. Selling, marketing, distribution and warehousing expenses were $530,595 for the nine months ended January 31, 2003, an increase of $291,733 over selling, marketing, distribution and warehousing expenses of $238,862 for the nine months ended January 31, 2002. This increase was due to higher salaries and expenses to operate the warehouse which was not being used in the quarter ended January 31, 2003.

General and Administrative Expenses. General and administrative expenses were $881,939 for the nine months ended January 31, 2003, an increase of $566,405 over general and administrative expenses of $315,534 for the nine months ended January 31, 2002. The increase was due to higher salaries, higher depreciation and higher legal and accounting expenses. The higher legal and accounting expenses are primarily as a result of the Company becoming a publicly reporting company pursuant to securities laws.

Financing Expenses. Financing expenses were $814,167 for the nine months ended January 31, 2003, a decrease of $43,551 over the financing expenses of $857,718 for the nine months ended January 31, 2002. The expense for both periods was a result of the commitment fee of $383,117 and commitment to issue 500,000 free trading shares for the note advanced from D. Dunsmuir Investments Canada Limited and a result of selling shares at below market value to Penguin Petroleum Products Inc.

Interest. Interest was $468,267 for the nine months ended January 31, 2003, an increase of $317,486 over interest of $150,781 for the nine months ended January 31, 2002. The increase was a result of financing the warehouse, corporate office and the two manufacturing facilities.

Provision for Income Taxes. As the Company generated losses, no provision has been made for income taxes.

Net Loss. Net Loss was $3,129,210 for the nine months ended January 31, 2003, an increase of $1,565,526 over the net loss of $1,563,684 for the nine months ended January 31, 2002. The increase in the net loss was a result of lower gross profit and higher selling, marketing, distribution, warehousing, general and administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2003, the Company had a working capital deficiency of $7,935,395 compared to a working capital deficiency of $5,187,539 as of April 30, 2002. The decrease in working capital was a result of financing the cash losses and manufacturing equipment and process facility purchases through the use of short term financing in the form of accounts payable, accrued liabilities and other short term debt.

Net cash used for operating activities was $752,212 for the three months ended January 31, 2003, an increase of $710,613 from the $41,599 net cash used for operating activities for the three months ended January 31, 2002. Net cash used for operating activities was $1,692,978 for the nine months ended January 31, 2003 an increase of $1,550,314 from the $142,664 net cash used for operating activities for the nine months ended January 31, 2002. The increase in both periods resulted mainly from the net loss offset partially by the increase in accounts payable and accrued liabilities.

Net cash used for investing activities for the three months ended January 31, 2003 was $134,162 as compared to $4,981 net cash provided from investing activities for the three months ended January 31, 2002. Net cash used for investing activities for the nine months ended January 31, 2003 was $3,373,512 as compared to $2,027,324 net cash used for investing activities for the nine months ended January 31, 2002. The increase in net cash used for investing activities as compared to the prior year was primarily a result of the purchase of the processing facility and equipment located in Tiverton, Ontario.

 Net cash provided from financing activities for the three months ended January 31, 2003 was $990,540 as compared to the $16,367 net cash provided from financing activities for the three months ended January 31, 2002. Net cash provided from financing activities for the nine months ended January 31, 2003 was $5,171,542 as compared to $2,117,724 net cash provided from financing activities for the nine months ended January 31, 2002. The increase in net cash provided from financing activities was a result of the increase in mortgages and other debt as well as the issuance of the debenture as outlined in note 5.

 On December 20, 2002, a demand loan of $425,254 was advanced from Wasanda Enterprises Inc. The loan bears interest at the rate of 10% per annum which is payable monthly on the last day of each month beginning on January 31, 2003.

The Company has certain cash requirements to expand its business, execute its sales and marketing goals; fund working capital needs and pay down commitments including interest and principal payments on the mortgages and other debt which all matures in the next year. Management estimates that in excess of $8,000,000 will need to be repaid or refinanced over the next fiscal year in addition to the current trade liabilities it is incurring.

The Company is currently in discussions and negotiations to obtain the financing required to meet these obligations as they become due. The financing may be in the form of debt or equity or a combination thereof. As a result of the Company's current financial condition, there is no assurance that the financing will be obtainable on favourable terms or at all.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A claim was issued in the Ontario Supreme Court of Justice on August 7, 2001 on behalf of D'Angelo Brands Ltd. v. Les Aliments Lexus Foods Inc. The claim is an action for outstanding commissions in the amount of $63,000 plus $319,000 in general damages for breach of contract. Les Aliments Lexus Foods defended the claim and subsequently counterclaimed for damages and breach of contract in the amount of $191,000 and for fraud and negligent misrepresentation for the same amount. Les Aliments has amended its statement of defense and counterclaim to include the same claim as before and, in addition, a declaration that Les Aliments has the right, title and interest in the D'Angelo trademarks. Les Aliments has taken out an order to add the Company as a defendant to the claim. It is the opinion of management and legal counsel that the counterclaim by Les Aliments is spurious and simply an attempt to discourage pursuit of the commissions owing to D'Angelo Brands Ltd. It is the opinion of management that the two claims will be settled without any significant cost to the Company other than legal expenses.

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

On November 13, 2002 the Company issued 1,549,541 shares of its common stock, restricted, in exchange for 1,549,541 Exchangeable Shares. Exchangeable Shares are Class B Special Shares of D'Angelo Acquisitions Inc. which are subordinate, non-voting special shares authorized in an unlimited number, each Exchangeable Share entitling its owner to one share of the Company's common stock on the following terms:

a) each exchangeable share may be exchanged for one common share of the Company at any time during the period ending on and including the day of the fifth anniversary of the closing date.(October 29, 2001)

 b) each exchangeable share may be exchanged for one common share at the request of Acquisitions :

           i) on the occurrence of a take over bid for all of the issued and outstanding shares of the Company or;

          ii) after the fifth anniversary of the
              closing date;

 On November 14, 2002, the Company issued 357,587 shares of its common stock, restricted, in exchange for 357,587 Exchangeable shares.

On November 22, 2002 the Company issued 500,000 shares of its common stock, restricted, for consideration of $32,712. The share price was below the current market value of the shares on the date of issuance based on the closing price for the Company's common stock. Therefore the Company recorded a financing charge of $12,288 with a corresponding offset to additional paid in capital for the difference between the current market value and the gross proceeds.

On November 22, 2002, the Company issued 400,000 shares of its common stock, restricted, valued at $36,000, the market value of the stock on the date the shares were issued. The shares were issued pursuant to a registration rights agreement and a financing charge had been recorded by the Company at the time the commitment to issue the shares arose.

On December 2, 2002, the Company issued 59,598 shares of its common stock, restricted, in exchange for 59,598 Exchangeable shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Interest payments on mortgage and other debt as of March 14, 2003 are in arrears as follows:

D. Dunsmuir Investments Canada Limited                  $ 197,200
David Stewart                                           $   8,700
Wasanda Enterprises Inc.                                $  44,572
                                                     ------------------
                                                        $ 250,472
                                                     ------------------

ITEM 5.  OTHER INFORMATION

Management has determined that certain information included in the financial information filed by the Company on Form 10-QSB for the quarter ended January 31, 2002 was materially incorrect. The Company has restated the financial information for the quarter ended January 31, 2002 in this 10-QSB. The incorrect information included in the reports for the quarter ended January 31, 2002 will not require the Company to restate the financial information included in the Form 10-KSB for the year-ended April 30, 2002, which was filed with the Securities and Exchange Commission on August 13, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                     Description
==========                     =============
2.1 Share Exchange Agreement (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 15, 2002).

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

10.1 Warrant, dated December 19, 2002, from the Company to Wasanda Enterprises Inc. (Incorporated by reference to exhibit 99.6 to the Schedule 13D/A filed with the Commission on December 27, 2002)

10.2 Debenture, dated December 19, 2002, issued by the Company and D'Angelo Brands Ltd. to Wasanda Enterprises Inc. (incorporated by reference to exhibit 99.7 to the Schedule 13D/A filed with the Commission on December 27, 2002)

10.3    Priority Agreement, dated December 19, 2002 among Wasanda
        Enterprises Inc., D. Dunsmuir Investments Canada Limited, D'Angelo Brands Ltd., D'Angelo Brands Inc., and Frank D'Angelo, attached.

99.1 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D'Angelo Brands, Inc.


By: /s/  Frank D'Angelo
   -----------------------
          Frank D'Angelo,
          President and Principal Accounting Officer

Date: March 14, 2003



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





 /s/ Frank D'Angelo
--------------------

Frank D'Angelo,
President and Principal Accounting Officer

Date: March 14, 2003