Form 10QSB/A
period 2003-01-31
D ANGELO BRANDS INC
filed 2003-03-25
CIK 1092762

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB/A


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2003

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
                                                             ==========        =========       ==========      ==========

                        D'ANGELO BRANDS, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Unaudited)



                                                                 Common Stock                    Additional
                                                                                                  Paid-In
                                                 Class A       Amount       Class B    Amount     Capital
                                              ------------     --------   ----------   -------   ----------
Balance at January 31, 2002                   9,257,259        $9,257     36,000,000   $36,000   $2,042,957


Conversion of Class-B to Class-A shares          50,000        $   50      ($50,000)     ($50)           -
Shares issued for cash                          500,000        $  500                            $   47,887
Expenses for shares sold below market value                                                      $   11,613
Shares issued for services rendered           5,680,000        $5,680                            $1,471,120
Advances to Director
Foreign Currency Transaction Adj.
Net Loss
                                     -----------------------------------------------------------------------
Balance at April 30, 2002                   15,487,259        $15,487     35,950,000    $35,950  $3,573,577



Conversion of Class-B to Class-A shares      5,095,604        $ 5,096     (5,095,604)   ($5,096)
Stock subscription receivable
Advance to Director
Foreign Currency Transaction Adj.
Net Loss
                                   --------------------------------------------------------------------------
Balance at July 31, 2002                    20,582,863       $ 20,583      30,854,396    $30,854  $3,573,577


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