Form 10KSB
period 2003-04-30
D ANGELO BRANDS INC
filed 2003-08-18
CIK 1092762

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB
           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the year ended April 30, 2003 Commission File No. 000-29477

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form and, no disclosure with be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenue during the year ended April 30, 2003: $2,667,349

Aggregate market value of the Class A voting and non-voting common stock equity held by non- affiliates based on the price of $.04 per share as of August 6, 2003: $937,983.



NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

 THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING
  STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE INCLUDE STATEMENTS ABOUT OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES FOR THE FUTURE, WHICH WE INDICATE BY WORDS OR PHRASES SUCH AS "ANTICIPATE," "EXPECT," INTEND," "PLAN, "WILL," "BELIEVE" AND SIMILAR LANGUAGE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, INCLUDING THOSE RESULTING FROM ECONOMIC AND MARKET CONDITIONS, THE REGULATORY ENVIRONMENT IN WHICH WE OPERATE, COMPETITIVE ACTIVITIES, AND OTHER BUSINESS CONDITIONS, AND ARE SUBJECT TO UNCERTAINTIES AND ASSUMPTIONS SET FORTH ELSEWHERE IN THIS REGISTRATION STATEMENT. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. WE BASE OUR FORWARD LOOKING STATEMENTS ON INFORMATION CURRENTLY AVAILABLE TO US, AND WE ASSUME NO OBLIGATION TO UPDATE THESE STATEMENTS.




PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Background and Business Development

D'Angelo Brands, Inc. (The "Company") is a Nevada Corporation formed on June 9, 1995. Its principal executive offices are located at 14 Brewster Road, Brampton, Ontario, Canada, L6T 5B7. The Company was originally incorporated under the name Cambridge Funding Group, Inc. The Company changed its name to Agriceutials Technologies, Inc. on October 2, 1998. On July 13, 1999, the Company changed its name to Playandwin Inc. Then on November 14, 2001, the company changed its name to its present name D'Angelo Brands, Inc. The Company was incorporated to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies.

The Company incorporated a wholly owned subsidiary named D'Angelo Acquisitions Inc., ("Acquisitions") an Ontario corporation, which entered into a Share Exchange Agreement ("the Agreement") with D'Angelo Brands Ltd. ("Brands"), an Ontario Corporation. Pursuant to the Agreement dated October 29, 2001, Acquisitions acquired 100% of the outstanding shares of common stock of Brands in exchange for a total of 36,000,000 Exchangeable Shares. The Exchangeable Shares means Class B Special Shares of Acquisitions which are subordinate, non-voting special shares authorized in an unlimited number, each Exchangeable Share entitling its owner to one share of the Company on the following terms:

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

In connection with the Share Exchange Agreement outlined above, the Company assigned to its wholly owned subsidiary, Playandwin Canada Inc (Playandwin Canada), all of its licenses and rights to the racing wager game known as "RACINGO". The Company also distributed, in the form of a stock dividend, all of the common shares of its wholly owned subsidiary Playandwin Canada Inc. to shareholders of record of the Company immediately before the closing of the Share Exchange Agreement. The stock dividends were payable November 20, 2001 to shareholders of record on October 29, 2001. At October 29, 2001 there were 701,257 Class B Special Shares of Playandwin Canada Inc. outstanding. Each of these Class B shares may be exchanged for one common share of the Company. To accommodate the exchange of shares, the Company issued a sufficient number of common shares to a trustee for the benefit of the holders of the Class B Playandwin Canada shares. The trustee will hold the common shares in trust until all the conditions for the exchange of the Class B Playandwin Canada shares have been satisfied.

On September 23, 2002, the Company acquired, through its wholly owned subsidiary 1540633 Ontario Inc. ("Ontario"), property and equipment located in Tiverton, Ontario ("Tiverton Facility") from Mintz and Partners in its capacity as the receiver and manager of the assets and property of QTF Foods Inc. The Tiverton
Facility can produce concentrates, juices, purees and blends.        The
purchase price of $3,505,763 for the Tiverton Facility has been allocated to the assets acquired based on estimates of their fair market value at the date of acquisition and was financed as outlined under Item 2. Description of Property later in this filing.

The Company and Acquisitions are holding companies. Brands is a beverage manufacturer and distributor located in Ontario, Canada. Ontario is a wholly owned subsidiary of the Company which can produce concentrates, juices, purees and blends, many of which can be used in the various lines of D'Angelo beverages. Anywhere in this filing where the term "Company" is used, it is meant to be inclusive of Acquisitions, Brands and Ontario unless otherwise specified.

Pursuant to the Share Exchange Agreement between the Company and Brands, the historical financial history of the Company is that of Brands, therefore, the Company has adopted the fiscal year end of D'Angelo Brands Ltd. As of this date the Company also ceased to be a "development stage company".


Products and Markets

D'Angelo Brands Ltd. produces and markets pure apple juice, apple and apple-cranberry cocktail, and lemonade under the D'Angelo brand name, and iced tea under the Mountain Life brand name. The Company is currently developing the following new products under the D'Angelo house name (a) Pulp Fusion - a 20 oz. single serving, high protein creamy beverage in seven flavours (b) Fruit Wave - a 48oz. fruit-based children's drink in three flavours, with all natural ingredients (c) Bar Espresso - a creamy, coffee-flavoured beverage in single serve format (d) "red", tomato-based juices, including Vegetable Cocktail and Caeser varieties.

With the acquisition of the Tiverton processing plant the Company will now squeeze it's own pure apple juice for packing in the Mississauga plant, with the resulting raw material cost benefits from vertical integration. The Tiverton facility also houses a medium-sized, state-of-the-art beer brewing facility, with associated refrigerated storage. Plans are underway for the opening of the Company's on-site beer store at Tiverton which will provide the initial test market for three distinctive beer formulations, to be sold at both the retail and the wholesale level. A province-wide marketing launch is scheduled for the spring of 2004.

With the exception of Pulp Fusion and Bar Espresso, the Company intends to focus on the 48oz. plastic bottle as its container of choice in initial product launches, to maximize purchasing economies and consumer acceptance. Regional focus will be the densely populated Canadian provinces of Ontario and Quebec, which represent approximately two-thirds of the national population. The market for shelf stable juices and drinks in Ontario and Quebec is estimated to be worth approximately $400 million at wholesale and is experiencing steady growth in the 5% per year range, as consumers switch away from carbonated beverages to juices and cocktails.

The focus of Brands selling effort is on the major retail grocery chains in Ontario and Quebec. Because of the high degree of concentration in the food distribution industry in Canada, these chains possess strong bargaining power and demand highly competitive wholesale pricing. Brands business plan is to position itself as a low cost operator targeting large "contract" purchases of its brands, to meet the "value" price point objectives of its customers. In particular, Brands anticipates a significant market opportunity for its brands in the limited line discount sector and for private label supply on key beverage commodities such as apple juice and apple-based cocktails.

The Company believes that relationships its executive management has with the major retailers will be of assistance in implementing its business plan. These "direct" sales strategies will be supplemented by the selective use of sales brokers in regions, or with customers, where the broker can add value on a cost-effective basis. Brands will deploy its own contract field merchandisers in key accounts to maximize product placement and "sell through".

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

Two significant new co-packing contracts are currently in a test phase with a major Asian beverage company, and a household name, multi-national beverage marketer.

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



Raw Materials

Brands purchases beverage flavours, concentrates and juices - as well as all bottles, caps, labels and other packaging materials - from independent suppliers located in Canada and the USA. With the exception of pure juices, formulations are unique and proprietary to Brands. Ontario purchases apples and other ingredients and packaging from independent suppliers located in Canada and the USA.

Management does not foresee any issues with availability of raw materials other than seasonal price sensitivity associated with the purchasing of apples, apple juice and fruit concentrates.

Seasonality

The business is seasonal to the extent that demand for certain beverage products varies throughout the year.


Trademarks

D'Angelo Brands Ltd. has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. Trademarks etc.) held by a related company under common control. The agreement requires Brands. to pay 3% of gross revenue from sales of all branded products. D'Angelo Brands Ltd. is obligated to pay a minimum of $207,987 to a maximum of $554,631 in royalties during each calendar year. The agreement commenced on March 22, 2001.


Employees

The Company currently has 121 employees all of which are full time. The Company places particular reliance on key personnel, particularly the President, whose involvement would be considered material to the Company.


Research and Development

During the year ended April 30, 2003, the company spent approximately $150,000 on research and development activities and $75,000 in the year ended April 30, 2002.


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


ITEM 2. DESCRIPTION OF PROPERTY.

The Company owns two real estate properties and has no plans at this time to acquire additional real estate, real estate mortgages or securities of or interests in persons primarily involved in real estate activities. The Company does not currently have any policies instituted with respect to the aforementioned investments or interests.

The Company's corporate office and warehousing space is located at 14 Brewster Road, Brampton, Ontario, Canada ("The Property"). This facility which is owned by the Company is well maintained and well suited for its current use. It has approximately 12,000 square feet of office space and 40,000 square feet of warehouse space. The building is being depreciated on a straight line basis over 20 years and annual realty taxes are approximately $80,000. The facility is financed as follows:

First mortgage on the Property in the amount of $1,733,222. The interest rate is 10.5% per annum and is payable monthly on the first of every month. The mortgage matured on May 1, 2003 and was renewed for another year on the same terms and conditions.

Second mortgage in the amount of $450,638 on the Property owed to D. Dunsmuir Investments Canada Limited. The mortgage bears interest at 16% per annum paid monthly. The principal was due February 9, 2002 but was renewed on a month to month basis after this date under the same terms.

Third mortgage of $128,258 on Property owed to Reagens Canada Ltd. The mortgage bears interest at 20% per annum payable monthly. The principal was due January 28, 2002 but was renewed on a month to month basis after this date under the same terms.

The Company's wholly owned subsidiary Ontario owns a processing facility located in Tiverton, Ontario, Canada. The facility is approximately 25,000 square feet. The building is being depreciated on a straight line basis over twenty years and annual property taxes are approximately $22,000. The facility is financed as follows:

On September 23, 2002, 1540633 Ontario Inc. issued a debenture with the principal amount of $3,505,763 ("Principal Amount") to Wasanda Enterprises Inc. The Principal Amount of the debenture is due May 19, 2004, provided that Ontario may repay the Principal Amount in whole or in part at any time without notice or bonus. The Principal Amount shall bear interest, at the interest rate charged by the Bank of Montreal (Toronto Main Branch) for demand loans in Canadian dollars to its most creditworthy commercial borrowers ("Interest Rate"). Interest on the Principal Amount shall accrue, compound and be added to the Principal Amount from September 19, 2002 to December 19, 2002. Thereafter interest shall be paid on the Principal Amount then outstanding from January 19, 2003 on the last day of every month until the debenture is due.

Security for the payment of the principal and interest payable under this debenture is:

 a) a specific charge of real and personal property by way of a fixed and specific mortgage and charge to and in favour of the Holder on all lands, other real and immovable property, all goods, chattels, fixtures, plant, vehicles, machinery, equipment and accessories of every nature of "Ontario".

 b) a floating charge in favour of the Holder on all property and assets of every nature of"Ontario".

The Company leases a state of the art high speed beverage manufacturing facility located at 4500 Eastgate Parkway, Mississauga, Ontario, Canada. The facility (57,290 square feet) is leased from April 1, 2002 to March 31, 2003 at a rate of $3.81 per square foot plus property taxes and the Company's proportionate share of operating costs. The lease was renewed effective April 1, 2003 for an additional 5 year term on the same terms and conditions. This facility is well suited for its current use.

In June 2003 the Company began leasing approximately 20,000 square feet of warehouse space at 4544 Eastgate Parkway Mississauga, Ontario, Canada on a month to month basis at a gross rate of $5.00 per square foot. Effective September 1, 2003 the Company has agreed to lease the entire 43,300 square foot warehousing facility until August 31, 2008. The minimum rent rates over the term are :

       September 1, 2003 to August 31, 2005              $3.47 per square foot
       September 1, 2005 to August 31, 2006              $3.64 per square foot
       September 1, 2006 to August 31, 2008              $3.81 per square foot

In addition the Company pays the property taxes and proportionate share of operating costs. This facility is well suited for its current use.

In the opinion of management the properties at 14 Brewster Road Brampton, Ontario, Canada and 4500 Eastgate Parkway, Mississauga, Ontario, Canada and in Tiverton, Ontario, Canada are adequately covered by insurance.


ITEM 3. LEGAL PROCEEDINGS

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

No such matters were submitted during Company's fiscal year ending April 30, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS


The Company's common stock is quoted on the over-the-counter market in the United States under the symbol DNGO. The stock was listed previously under the symbol PWIN. The quotations below reflect inter-dealer prices, without retail mark-up, mark- down or commissions and may not represent actual transactions.

Qtr. Ended           Low/Bid    High/Ask
-----------------------------------------
August 31, 2001         .02       .07
October 31, 2001        .02      1.05
January 31, 2002        .16       .87
April 30, 2002          .09       .32
July 31, 2002           .09       .36
October 31, 2002        .09       .31
January 31, 2003        .05       .11
April 30, 2003          .05       .10

Source: Yahoo Finance


Holders

As of August 06, 2003, there were 40 shareholders of record of the Company's common stock.


Dividends

The registrant has not paid any cash dividends to date, and has no plans to do so in the immediate future.

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

On October 9, 2001 the Company issued 670,930 shares of its common stock in consideration for $201, 279 in debt owed by Playandwin Canada Inc. The closing market value of the stock at the date of conversion was $.62 per common share.

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

On November 22, 2002 the Company issued 500,000 shares of its common stock for consideration of $32,712.

On November 22, 2002 the Company issued 400,000 shares of its common stock valued at $0.09 per share pursuant to a registration rights agreement.

On July 30, 2002 the Company issued 5,095,604 of its common shares in exchange for 5,095,604 Exchangeable Shares.

On November 13, 2002 the Company issued 1,549,541 of its common shares in exchange for 1,549,541 Exchangeable Shares.

On November 14, 2002 the Company issued 357,587 of its common shares in exchange for 357,587 Exchangeable Shares.

On December 02, 2002 the Company issued 59,598 of its common shares in exchange for 59,598 Exchangeable Shares.



ITEM 6. MANAGEMENT'S DICUSSION AND ANALYSIS


Managements Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended April 30, 2002 included in its Annual Report on Form 10 - KSB.

The year ended April 30, 2003 was the first full year of operations for the Company since it became D'Angelo Brands, Inc. It was another year of transition for the Company. The Mississauga bottling facility operated for the full fiscal year. In September 2002, the Company acquired, through its wholly owned subsidiary 1540633 Ontario Inc., a fruit processing plant and brewery located in Tiverton, Ontario. The facility has had only minimal production to this time but plans are underway for juice squeezing and beer production. Going forward the Company anticipates that sales will increase on an annualized basis with the Tiverton facility and addition of new products and co-packing business.


Results of Operations

Comparing the year ended April 30, 2002 to the year ended April 30, 2003

Sales. For the year ended April 30, 2003, sales were $2,667,349, an increase of $2,232,353 over the $434,996 sales for the year ended April 30, 2002. The increase in sales resulted from the sales and processing of the beverage products which began production in the Company's manufacturing facility beginning in April 2002.

Gross Profit. Gross profit was ($521,841) for the year ended April 30, 2003, a decrease of $212,901 compared to the ($308,940) gross profit for the year ended April 30, 2002. The decrease in gross profit was primarily attributable to higher repairs and maintenance, product development costs and ingredients and packaging usage waste related to the start-up of the new production line in April 2002. In addition rent, property taxes, utilities, insurance and indirect labour and other fixed costs were incurred on the Mississauga manufacturing facility in the start-up period of relatively low production as well as costs of preparing the Tiverton for production.

Commission Income. Commission income was $0 for the year ended April 30, 2003, a decrease of $30,025 from the $30,025 commission income for the year ended April 30, 2002. Commission income was generated by the Company sub-licensing the use of its brand names. The decrease in commission income was a result of no activity of this type by the Company during the year ended April 2003.

Selling, Marketing, Distribution and Warehousing Expenses. Selling, marketing, distribution and warehousing expenses were $736,690 for the year ended April 30, 2003, an increase of $338,090 over selling, marketing, distribution and warehousing expenses of $398,600 for the year ended April 30, 2002. The increase was due to higher salaries and expenses to operate the warehouse which was not being used for most of the fiscal year ended April 2002.

General and Administrative Expenses. General and administrative expenses were $1,149,198 for the year ended April 30, 2003, an decrease of $1,780,485 from general and administrative expenses of $2,929,683 for the year ended April 30, 2002. The decrease was due to no common stock issued for legal and consulting services rendered compared to $1,513,050 for the year ended April 30, 2002.

Financing Expenses. Financing expenses were $815,167 for the year ended April 30, 2003, a decrease of $90,998 from the financing expenses of $906,165 for the year ended April 30, 2002. The decrease was a result of selling less shares below market value for the year ended April 30, 2003.

Interest. Interest was $721,233 for the year ended April 30, 2003, an increase of $461,450 over interest of $259,783 for the year ended April 30, 2002. The increase was a result of financing the losses, warehouse, corporate office and two manufacturing facilities.

Provision for Income Taxes. As the company generated losses in the last two years no provision has been made for income taxes.

Net Loss. Net Loss was $3,944,129 for the year ended April 30, 2003, a decrease of $829,017 from the net loss of $4,773,146 for the year ended April 30, 2002. The decrease in the net loss was a result of lower general and administrative expenses and financing expenses partially offset by lower gross profit and higher selling, marketing, distribution and warehousing expenses and interest.

Other Comprehensive Loss. Other comprehensive loss was higher as a result of the strengthening of the Canadian dollar compared to the previous year.

Liquidity and Capital Resources

Comparing the year ending April 30, 2002 to the year ending April 30, 2003

As of April 30, 2003, the Company had a working capital deficiency of $8,972,747 compared to a working capital deficiency of $5,187,539 as of April 30, 2002.
The decrease in working capital was a result of financing the cash losses through the use of short term financing in the form of accounts payable, accrued liabilities, mortgages and other debt.

Net cash used for operating activities was $1,662,036 for the year ended April 30, 2003, an increase of $1,252,480 from the $409,556 net cash used for operating activities for the year ended April 30, 2002. The increase resulted mainly from a higher cash loss offset slightly by a larger increase in accounts payable and accrued charges.

Net cash used for investing activities for the year ended April 30, 2003 was $3,721,025, as compared to the $2,726,955 net cash used for investing activities for the year ended April 30, 2002. The increase in net cash used for investing activities as compared to the prior year was a result of the purchase of the processing facility and equipment located in Tiverton, Ontario.

Net cash provided from financing activities for the year ended April 30, 2003 was $5,785,178 as compared to the $3,124,920 net cash provided from financing activities for the year ended April 30, 2002. The increase in net cash provided from financing activities as compared to the prior year was a result of issuance of debentures to finance the Tiverton facility acquisition.

In the year ended April 30, 2003, the Company obtained short-term financing as outlined below:

On May 2, 2002, a new first mortgage was registered against the Property.

On June 21, 2002, $346,644 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note in the same amount. Interest on the promissory note is payable monthly at the rate of 14% per annum up to and including August 21, 2002 and at the rate of 20% per annum from August 22, 2002 to the date of repayment in full. In consideration of the advance, the company agreed to issue 500,000 free trading shares of the Company to D. Dunsmuir Investments Canada Limited. From the proceeds of the advance, the third mortgage (now the 4th mortgage) was repaid in full and $79,730 was applied to pay down a portion of the balance remaining of the 2nd mortgage (now the 3rd mortgage) as outlined under Description of Property above.

On September 13, 2002, $831,947 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note owed jointly and severally by the Company and an officer of the Company. The note bears interest payable monthly at 20% per annum until the date of repayment, provided no interest shall be payable if the principle is repaid on or before September 30, 2002. In connection with promissory note the Company agreed to pay a commitment fee of $415,973, issue 500,000 free trading shares of the Company's common stock and issue warrants to purchase in total 4,000,000 free trading shares of the Company at any time prior to September 13, 2007 at $.175 per share.

On September 23, 2002, 1540633 Ontario Inc. issued a debenture in the amount of $3,505,763 ("Principal Amount") to Wasanda Enterprises Inc. ("Wasanda"). The debenture was issued to finance the purchase of the Tiverton Facility. The Principal Amount of the debenture is due May 19, 2004, provided that Ontario may repay the Principal Amount in whole or in part at any time without notice or bonus. The Principal Amount shall bear interest, at the interest rate charged by the Bank of Montreal (Toronto Main Branch) for demand loans in Canadian dollars to its most creditworthy commercial borrowers ("Interest Rate"). Interest on the Principal Amount shall accrue, compound and be added to the Principal Amount from September 19, 2002 to December 19, 2002. Thereafter interest shall be paid on the Principal Amount then outstanding from January 19, 2003 on the last day of every month until the debenture is due.

On December 20, 2002, a demand loan of $450,638 was advanced from Wasanda Enterprises Inc. The loan bears interest at the rate of 10% per annum which is payable monthly on the last day of each month beginning on January 31, 2003.

Subsequent to April 30, 2003, the Company received additional debt financing as follows:

On May 2, 2003 the first mortgage on the Property was renewed on the same terms and conditions.

On June 3, 2003 an additional $970,605 was advanced on the demand loan from Wasanda Enterprises Inc. The loan bears interest of 10% per annum payable monthly.

The Company has certain cash requirements to expand its business, execute its sales and marketing goals; fund working capital needs and pay down commitments including interest and principal payments on the debt which all matures in the next year. Management estimates that in excess of $9,000,000 will need to be repaid or refinanced over the next fiscal year in addition to the current trade liabilities it is incurring.

The Company is currently in discussions and negotiations to obtain the financing required to meet these obligations as they become due. The financing may be in the form of debt or equity or a combination thereof. As a result of the Company's current financial condition and there is no assurance that the financing will be obtainable on favourable terms or at all.


Current Developments

The company has no current developments to report at this time.


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

Information as to the directors and executive officers of the Company is as follows:

Name                         Age        Position
-------------------------------------------------
Frank D'Angelo               44         President/Secretary/Treasurer/Director
Giuseppe D'Angelo            74         Director
Thomas L. Hurdman            72         Director
Trish  Domi                  34         Director


Frank D'Angelo

Mr. Frank D'Angelo, 44, was appointed as President, Secretary, Treasurer and a director of the Company on or about October 29, 2001. Frank D'Angelo founded D'Angelo Brands Ltd. in 1998. Prior to that, Mr. D'Angelo had been involved in ownership and senior management roles in several other food and beverage companies, one of which, The New York Food Company, Ltd., went into receivership. He has over 25 years experience in selling and marketing various branded products to the Canadian retail grocery chains. Mr. D'Angelo is the son of Giuseppe D'Angelo, another member of the Board of Directors of the Company.

Giuseppe D'Angelo

Mr. D'Angelo, 74, was appointed a director of the Company on or about October 29, 2001. Mr. D'Angelo is now retired, but as a director of the Company, he applies the knowledge he has gained from more than 50 years in the food industry. Mr. D'Angelo is the father of Frank D'Angelo, another member of the Board of Directors of the Company.


Thomas L. Hurdman

Mr. Thomas L. Hurdman, 72, was appointed a director of the Company on or about October 29, 2001. Mr. Hurdman, who is now retired, is a chartered accountant.
He has been employed in senior management positions in a number of organizations including several years as C.F.O. of Standard Brands Ltd.


Trish Domi

Ms. Domi, 34, was appointed a director of the Company on or about October 29, 2001. Ms. Domi has an M.A., Applied Psychology, from the Ontario Institute for Studies in Education and a B.A., Specialized, Honours Psychology, from York University in Toronto. She has been employed by The Hospital for Sick Children in Toronto, Canada as a clinical research coordinator. She has authored or coauthored and published numerous scientific research papers. On July 25, 2003, Ms. Domi resigned from the Board of Directors of the Company for personal reasons.


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


                           Summary Compensation Table

                              Annual Compensation                           Long Term Compensation

Name and            Year        Salary       Bonus    Other Annual      (1)     (2)      (3)      (4)
Position                         ($)          ($)      Comp. ($)        ($)     (#)      ($)      ($)

                    2003      $103,993
Frank D'Angelo      2002             -         -          -              -       -        -        -
President and       2001             -         -          -              -       -        -        -
   Director         2000      $38, 000         -          -              -       -        -        -


(1)     Restricted Stock Award(s)
(2)     Securities Underlying Options/SARs
(3)     LTIP Payouts
(4)     All Other Compensation

Mr. D'Angelo has no stock options for common stock of the Company and does not receive any other long term compensation.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known to the Company, as of August 06, 2003, to be a beneficial owner of five percent or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group, prior to and upon conversion of the Exchangeable Shares . Each person named in the table below has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Beneficial holdings of owners of 5% or more of the Company's Class A common stock (not including any common shares that would be received on conversion of any Exchangeable Shares):

Title of           Name/Address                  Shares           Percentage
Class                of Owner              Beneficially Owned     Ownership

Class A       D. Dunsmuir Investments                  -                -
              Canada Limited
              1 Royal Gate Boulevard
              Woodbridge, Ontario
              Canada, L4L 8Z7  (1)

Class A       Wasanda Enterprises Inc.                 -                -
              150 Signet Drive
              Weston, Ontario M9L 1T9 (2)

Class A       Penguin Petroleum                2,500,000            10.66%
              Products Inc.
              4 Barristers Court
              Thornhill, Ontario,
              Canada, L3T 5X3

Class A       Almond Resources Ltd.            1,579,339             6.74%
              Cable Beach Courte #1
              West Bay Street
              P.O.Box CB-11728
              Nassau, Bahamas

Class A       Fidra Holdings  Ltd.             1,787,931             7.62%
              Cable Beach Courte #1
              West Bay Street
              P.O.Box CB-11728
              Nassau, Bahamas

Class A       Fidra Holdings  Ltd.             1,728,334             7.37%
              Cable Beach Courte #1
              West Bay Street
              P.O.Box CB-11728
              Nassau, Bahamas

Class A       Comerica Bank                    1,489,943             6.35%
              Cable Beach Courte #1
              West Bay Street
              P.O.Box CB-11728
              Nassau, Bahamas

Class A       Total ownership of owners        9,085,547            38.75%
              of 5% or more

    (1) In connection with a promissory demand note to D. Dunsmuir Investments Canada Limited ("Dunsmuir"), a commitment was made to issue 1,000,000 shares of the Company, which shares were to be restricted from trading until April 7, 2003 and 600,000 shares of the Company which are to be free trading shares. In consideration of an advance to the Company by Dunsmuir, the Company agreed to issue 4,000,000 warrants and 1,000,000 free trading shares of the Company. None of these shares or warrants have yet been issued. After the 2,600,000 shares have been issued and if the 4,000,000 warrants are exercised, Dunsmuir would beneficially own 13.19% of the outstanding shares.

    (2) In September, 2002, the Company issued a warrant to Wasanda Enterprises Inc. to acquire, at any time in whole or in part, until September 23, 2007, fifteen million (15,000,000) common shares from the Company with an exercise price of thirty cents ($0.30) per common share. In December, 2002, the Company issued a warrant to Wasanda Enterprises Inc. to acquire, at any time in whole or in part, until December 19, 2007, five million (5,000,000) common shares from the Company with an exercise price of six cents ($0.06) per common share. If the 20,000,000 warrants are exercised, Wasanda would beneficially own 39.96% of the outstanding shares.


Beneficial Holdings of Officer and Directors of the Company's Class A common stock (not including any common shares that would be received on conversion of any Exchangeable Shares):

Title of          Name/Address                  Shares           Percentage
Class              of Owner               Beneficially Owned     Ownership

Class A        Frank D'Angelo                        0                  0
               14 Brewster Road
               Brampton, Ontario,
               Canada, L6T 5B7

Class A        Giuseppe D'Angelo                     0                  0
               14 Brewster Road
               Brampton, Ontario,
               Canada, L6T 5B7

Class A        Thomas L. Hurdman               357,587               1.52%
               16 Humberview Crescent
               Toronto, Ontario,
               Canada, M9N 1R5 (1)

Class A        Patricia Domi                         0                  0
               280 South Kingsway
               Toronto, Ontario
               Canada, M6S 3V3

Class A        Total ownership of              357,587               1.52%
               officers and directors

 (1) Hurdman Enterprises Ltd. is the owner of approximately 297,989 shares. Muriel J. Hurdman is the owner of approximately 59,598 shares. Mr. Thomas L. Hurdman is the principle shareholder of Hurdman Enterprises Ltd. and the husband of Muriel J. Hurdman. Therefore Mr. Hurdman is deemed the beneficial owner of an aggregate of approximately 357,587 shares, or 1.52%, of the issued and outstanding shares of common stock. Mr. Hurdman is a director of the Company.

Beneficial holdings of owners of 5% or more of the Company's Class A common stock (upon conversion of Exchangeable Shares)

Title of           Name/Address                    Shares            Percentage
Class               of Owner                  Beneficially Owned     Ownership


Class A       D. Dunsmuir Investments                     -                -
              Canada Limited
              1 Royal Gate Boulevard
              Woodbridge, Ontario
              Canada, L4L 8Z7 (1)

Class A       Wasanda Enterprises Inc.                    -                -
              150 Signet Drive
              Weston, Ontario M9L 1T9 (2)

Class A       Frank D'Angelo                       5,959,772           11.39%
              14 Brewster Road
              Brampton, Ontario,
              Canada, L6T 5B7

Class A       Giuseppe D'Angelo                   20,115,421           38.43%
              14 Brewster Road
              Brampton, Ontario,
              Canada, L6T 5B7

Class A       Almond Resources                     1,579,339            3.02%
              Cable Beach Court
              #1 West Bay Street
              P.O. Box CB-11278
              Nassau, Bahamas (3)

Class A       Fidra Holdings Ltd.                  1,787,931            3.42%
              Cable Beach Court
              #1 West Bay Street
              P.O. Box CB-11278
              Nassau, Bahamas    (3)

Class A       Select Investments Ltd.              1,728,334            3.30%
              Cable Beach Court
              #1 West Bay Street
              P.O. Box CB-11278
              Nassau, Bahamas    (3)

Class A       Total ownership of                  31,170,797           59.56%
              owners of 5% or more

(1) In connection with a promissory demand note to D. Dunsmuir Investments Canada Limited ("Dunsmuir"), a commitment was made to issue 1,000,000 shares of the Company, which shares were to be restricted from trading until April 7, 2003 and 600,000 shares of the Company which are to be free trading shares. In consideration of an advance to the Company by Dunsmuir, the Company agreed to issue 4,000,000 warrants and 1,000,000 free trading shares of the Company. None of these shares or warrants have yet been issued. After the 2,600,000 shares have been issued and if the 4,000,000 warrants are exercised, Dunsmuir would beneficially own 8.36% of the outstanding shares.

(2) In On September 23, 2002, the Company issued a warrant to Wasanda Enterprises Inc. to acquire, at any time in whole or in part, until September 23, 2007, fifteen million (15,000,000) common shares from the Company with an exercise price of thirty cents ($0.30) per common share. On December 20, 2002, the Company issued a warrant to Wasanda Enterprises Inc. to acquire, at any time in whole or in part, until December 19, 2007, five million (5,000,000) common shares from the Company with an exercise price of six cents ($0.06) per common share. After the 20,000,000 shares have been issued, Dunsmuir would beneficially own 25.34% of the outstanding shares.

(3) Mr. Ian Brown is the principle shareholder of Almond Resources Ltd., Fidra Holdings Ltd., and Select Investments Ltd. Therefore Mr. Brown will be deemed the beneficial owner of an aggregated total of approximately 5,095,064 shares, or 9.74% of the issued and outstanding shares of the common stock.


Beneficial holdings of Officers and Directors of the Company' Class A common stock (upon conversion of Exchangeable Shares):

Title of             Name/Address                  Shares           Percentage
Class                 of Owner               Beneficially Owned     Ownership

Class A            Frank D'Angelo                 5,959,772           11.39%
                  14 Brewster Road
                  Brampton, Ontario,
                  Canada, L6T 5B7

Class A           Giuseppe D'Angelo              20,115,421           38.43%
                  14 Brewster Road
                  Brampton, Ontario,
                  Canada, L6T 5B7

Class A           Thomas L. Hurdman                 297,989             .57%
                  16 Humberview Crescent
                  Toronto, Ontario,
                  Canada, M9N 1R5 (1)


Class A           Trish Domi                              0               0
                  280 South Kingsway
                  Toronto, Ontario
                  Canada, M6S 3V3


Class A           Total ownership of             26,373,182           50.39%
                  officers and directors

(1) Hurdman Enterprises Ltd. is the beneficial owner of approximately 297,989 shares. Muriel J. Hurdman is the beneficial owner of approximately 59,598 shares. Mr. T. Lynton Hurdman is the principle shareholder of Hurdman Enterprises Ltd. and the husband of Muriel J. Hurdman. Therefore, Mr. Hurdman is deemed the beneficial owner of an aggregate of approximately 357,587 shares or 0.57% of the issued and outstanding shares of common stock upon conversion of the Exchangeable Shares. Mr. Hurdman is a director of the Company.

Beneficial Holdings of Owners of 5% or more of the Company's Class B Exchangeable Shares:

Class B      Frank D'Angelo                5,959,772      20.63%
             14 Brewster Road
             Brampton, Ontario,
             Canada, L6T 5B7


Class B      Giuseppe D'Angelo            20,115,421      69.63%
             14 Brewster Road
             Brampton, Ontario,
             Canada, L6T 5B7

Class B      Total ownership of           26,075,193      90.26%
             owners of 5% or more


Beneficial holdings of Officer and Directors of Class B Exchangeable Shares:

Class B          Frank D'Angelo                5,959,772             20.63%
                 14 Brewster Road
                 Brampton, Ontario,
                 Canada, L6T 5B7

Class B          Giuseppe D'Angelo            20,115,421             69.63%
                 14 Brewster Road
                 Brampton, Ontario,
                 Canada, L6T 5B7

Class B          Thomas L. Hurdman                     0                 0
                 16 Humberview Crescent
                 Toronto, Ontario,
                 Canada, M9N 1R5

Class B          Trish Domi                            0                 0
                 280 South Kingsway
                 Toronto, Ontario
                 Canada, M6S 3V3


Class B          Total ownership of           26,075,193             90.26%
                 officers and directors





ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A company, owned by two directors of the Company, owed the Company of $205,562 at April 30, 2003. The debt does not accrue interest.

D'Angelo Brands Ltd. is a wholly owned subsidiary of D'Angelo Acquisitions Inc., which in turn is a wholly owned subsidiary of the Company. 1540633 Ontario Inc. is a wholly owned subsidiary of the Company.

D'Angelo Brands Ltd. has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. Trademarks etc.) held by a related company under common control. The agreement requires Brands to pay 3% of gross revenue from sales of all branded products. D'Angelo Brands Ltd. is obligated to pay a minimum of $207,987 to a maximum of $554,631 in royalties during each calendar year. The agreement commenced on March 22, 2001.




ITEM 13. FINANCIAL STATEMENTS AND EXHIBITS

Report of the Independent Auditor, SF Partnership, LLP
(formerly known as Solursh Feldman & Partners, LLP) dated
August 06, 2003.

Consolidated Balance Sheets as at April 30, 2003 and April 30, 2002.

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



CONTENTS                                                     Page

Independent Auditors' Report                                  F-1

Consolidated Financial Statements:

    Balance Sheets                                            F-2
    Statements of Operations and Comprehensive Loss           F-3
    Statements of Stockholders' Equity (Deficiency)           F-4

     Statements of Cash Flows                                 F-5
     Notes to Financial Statements                            F-6




REPORT OF INDEPENDENT AUDITORS

To the Stockholders of D'Angelo Brands, Inc. We have audited the accompanying consolidated balance sheets of D'Angelo Brands, Inc. (formerly Playandwin, Inc.) as at April 30, 2003 and 2002 and the related consolidated statements of stockholders' equity (deficiency), operations and comprehensive loss and cash flows for the years ended April 30, 2003 and 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of D'Angelo Brands, Inc. (formerly Playandwin, Inc.) as of April 30, 2003 and 2002 and the consolidated results of their operations and comprehensive loss and their cash flows for the years ended April 30, 2003 and 2002 in conformity with generally accepted accounting principles in the United States of America.

SF Partnership, LLP (formerly
known as Solursh Feldman & Partners, LLP)
CHARTERED ACCOUNTANTS

Toronto, Canada

August 06, 2003

                     D'Angelo Brands, Inc. And Subsidiaries
                          Consolidated Balance Sheets
                                 As at April 30


                                                                           2003                   2002
                                                                       ------------           ------------
                                  ASSETS
Current
        Accounts receivable                                            $      5,825          $      17,905
        Inventories                                                          65,673                 98,205
        Prepaid expenses and deposits                                       274,774                19,146
                                                                       ------------           ------------
                                                                            346,272                135,256
                                                                       ------------           ------------
Capital Assets, Net                                                    $  6,114,446           $  2,700,866
                                                                       ------------           ------------
                                                                       $  6,460,718           $  2,836,122
                                                                       ============           ============
                                LIABILITIES

Current
        Accounts payable and accrued liabilities                       $  4,441,731           $  2,268,356
        Mortgages and other debt                                          4,877,288              3,054,439
                                                                       ------------           ------------
                                                                          9,319,019              5,322,795

Long Term Debt                                                            3,505,763                      -
Commitment & Contingencies (Note9)                                               -                       -
                                                                       ------------           ------------
                                                                       $ 12,824,782           $  5,322,795
                                                                       ------------           ------------

                             STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, par value $0.001;
   Class A - 200,000,000 shares authorized;
       23,449,589 and 15,487,259 shares issued and outstanding         $     23,450           $      15,487
   Class B - 50,000,000 shares authorized;
       28,887,670 and 35,950,000 shares issued and outstanding               28,888                  35,950
Additional paid-in capital                                                3,653,677               3,573,577
Stock Subscription Receivable                                                    -                  (96,774)
Advances to Director                                                             -               (291,080)
Accumulated Other Comprehensive Gain (Loss)                               ( 367,945)                 34,172
Accumulated Deficit                                                      (9,702,134)             (5,758,005)
                                                                       ------------            ------------
                                                                         (6,364,064)             (2,486,673)
                                                                       ------------            ------------
                                                                       $  6,460,718            $  2,836,122
                                                                       ============            ============

                     D'Angelo Brands, Inc. And Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                          for the years ended April 30

                                                                2003             2002
                                                              --------         ---------

Sales                                                        2,667,349          434,996

Cost of Sales                                                3,189,190          743,936
                                                             ----------       ----------
Gross Profit                                                 (521,841)        (308,940)

Commission Income                                                    -           30,025
                                                             ----------       ----------
                                                              (521,841)        (278,915)
                                                             ----------       ----------
Selling, Marketing, Distribution and Warehousing Expenses      736,690          398,600
General and Administrative Expenses                          1,149,198        2,929,683
                                                             ----------       ----------
                                                             1,885,888        3,328,283
                                                             ----------       ----------
Loss before other expenses                                  (2,407,729)      (3,607,198)

Other Expenses
Financing Expenses                                             815,167          906,165
Interest                                                       721,233          259,783
                                                             ---------        ----------
                                                             1,536,400        1,165,948
                                                             ---------        ----------
Loss before income taxes                                    (3,944,129)      (4,773,146)

Provision for income taxes                                         -                  -

Net Loss                                                    (3,944,129)      (4,773,146)
                                                            -----------      -----------
Other comprehensive gain (loss), net of taxes -
foreign currency translation                                  (402,117)            (290)
                                                            -----------      -----------
Comprehensive Loss                                          (4,346,246)      (4,773,436)
                                                            ===========      ===========

Loss per common share, basic and diluted                         (0.19)           (0.21)
                                                            ===========      ===========
Weighted average number of common shares
outstanding, basic and diluted                               20,627,472       22,452,662
                                                            ===========      ===========

                             D'ANGELO BRANDS, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                  Common Stock
                                                                  -------------                   Additional
                                                                                                   Paid-In
                                               Class A       Amount         Class B     Amount      Capital
                                               ---------  -------------    ----------- ---------  -----------

Balance at April 30, 2001                      35,594,736      $35,595            0        $0      $916,189

Shares issued for cash before the
    acquisition of D'Angelo Acquisition Inc.      405,264         $405                             $219,775
Issuance of class B common stock              (36,000,000)    ($36,000)    36,000,000   $36,000
Issuance of common stock on
    acquisition of D'Angelo Acquisition Inc.    7,532,259       $7,532                              ($7,532)
Conversion of Class-B to Class-A shares            50,000          $50       (50,000)     ($50)
Shares issued for cash                          2,100,000       $2,100                             $239,835
Stock subscription receivable
Expense for shares sold below market value                                                         $698,065
Shares issued for services rendered             5,805,000       $5,805                           $1,507,245
Advances to Director
Foreign Currency Translation Adj
Net Loss
                                               -------------------------------------------------------------
Balance at April 30, 2002                      15,487,259      $15,487   35,950,000    $35,950    $3,573,577
                                               =============================================================
Conversion of Class-B to Class-A shares         7,062,230        7,062   (7,062,330)   (7,062)
Shares issued for cash                            500,000          500                               32,212
Expense for shares sold below market value                                                           12,288
Shares issued as per agreement                    400,000          400                               35,600
Stock subscription receivable
Advances to Director
Foreign Currency Translation Adj
Net Loss
                                               -------------------------------------------------------------
Balance at April 30, 2003                      23,449,589      $23,450   28,887,670   $28,888    $3,653,677
                                               =============================================================


                                                  Stock      Advances to  Accumulated Other   Accumulated   Stockholders
                                                Subscription   Director      Comprehensive       Deficit        Equity
                                                 Receivable                       Gain                       /(Deficiency)

Balance at April 30, 2001                              $0           $0           $34,462      ($984,859)         $1,387

Shares issued for cash before the
    acquisition of D'Angelo Acquisition Inc.                                                                    $220,180
Issuance of class B common stock                                                                                      $0
Issuance of common stock on
   acquisition of D'Angelo Acquisition Inc.                                                                           $0
Conversion of Class-B to Class-A shares                                                                               $0
Shares issued for cash                                                                                          $241,935
Stock subscription receivable                     ($96,774)                                                     ($96,774)
Expense for shares sold below market value                                                                      $698,065
Shares issued for services rendered                                                                           $1,513,050
Advances to Director                                           ($291,080)                                      ($291,080)
Foreign Currency Translation Adj                                                      ($290)                       ($290)
Net Loss                                                                                      ($4,773,146)   ($4,773,146)
                                                  -----------------------------------------------------------------------
Balance at April 30, 2002                         ($96,774)    ($291,080)            $34,172  ($5,758,005)   ($2,486,673)
                                                  =======================================================================
Conversion of Class-B to Class-A shares                                                                               $0
Shares issued for cash                                                                                           $32,712
Expense for shares sold below market value                                                                       $12,288
Shares issued as per agreement                                                                                   $36,000
Stock subscription receivable                       96,774                                                       $96,774
Advances to Director                                            291,080                                          $85,518
Foreign Currency Translation Adj                                              ($402,117)                       ($402,117)
Net Loss                                                                                  ($3,944,129)       ($3,944,129)
                                                   ----------------------------------------------------------------------
Balance at April 30, 2003                            $0               $0      ($367,945)  ($9,702,134)       ($6,364,065)
                                                   ======================================================================



                     D'Angelo Brands, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
                          for the years ended April 30

                                                         2003        2002

Cash Flows from Operating Activities
    Net loss                                          (3,944,129) (4,773,146)

    Adjustments to reconcile net loss to net cash used for operating activities:

        Depreciation                                     307,445      66,991
        Write-off of deferred financing charges                       55,545
        Common stock issued for services rendered                  1,513,050
        Expense for shares sold below market value        12,288     698,065

    Changes in operating assets and liabilities:
         (Increase) decrease in assets:
        Accounts receivable                               12,080      58,629
        Inventories                                       32,532     (98,205)
        Prepaids, deposits and other receivables        (255,628)    (19,146)
        Deposit on building                                           64,160

         Increase (decrease) in liabilities:
        Accounts payable and accrued charges           2,173,376   2,024,501
                                                       ----------  ---------
    Net cash used for operating activities:           (1,662,036)   (409,556)



Cash Flows from Investing Activities
    Additions to capital assets                       (3,721,025) (2,726,955)
                                                      ----------- -----------
    Net cash used for investing activities:           (3,721,025) (2,726,955)

Cash Flows from Financing Activities
    Mortgages and other debt                           1,822,849   3,054,439
    Issuance of debentures                             3,505,763
    Issuance of capital stock                             68,712     365,341
    Decrease in stock subscription receivable             96,774
    Advances from (to) Director                          291,080    (294,860)
                                                       ---------   ----------
    Net cash provided from financing activities:       5,785,178   3,124,920

Change in foreign currency
translation adjustment                                  (402,117)       (290)

Increase (decrease) in cash
and cash equivalents                                          -      (11,881)

Cash and cash equivalents,
beginning of period                                           -       11,881
                                                       ----------  -----------
Cash and cash equivalents,
end of period                                                 -            -
                                                       ==========   ===========
Supplemental disclosure of
  cash flow information:

    Interest paid                                        382,260     163,763
                                                       ==========   ==========
   Income taxes paid                                           -            -
                                                       ==========   ==========

Supplemental disclosure of non-cash investing and financing transactions:

For the two years ended April 30, 2003, the Company:

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

Issued 200,000 shares of its common stock for services rendered in the amount of $35,875. The share price was below the current market value for the shares on the dates of issuance based on the closing price for the Company's common stock. Therefore the Company recorded a financing charge of $16,125, with a corresponding offset to additional paid-in capital for the difference between the current market value and the gross sales proceeds.

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

In connection with the promissory demand note to D. Dunsmuir Investments Canada Limited, outlined in note 8 above a commitment was made to issue 1,000,000 shares of the Company, which shares were to be restricted from trading until April 7, 2003 and 600,000 shares of the Company which are to be free trading shares. Although the shares have not yet been issued, the expense related to the issuance of these shares of $374,000 has been accrued as a financing charge.

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

Issued 400,000 shares of its common stock valued at $36,000 the current market value of the shares on the dates of issuance based on the closing price of the Company's common stock pursuant to a Registration Rights Agreement.

                             D'Angelo Brands, Inc.

                         Notes to Financial Statements

                                 April 30, 2003


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

1540633 Ontario Inc. ("Ontario") is a wholly owned subsidiary of the Company which can produce concentrates, juices, purees and blends, many of which can be used in the various lines of D'Angelo beverages.

Acquisition and Change in Control:

The Company incorporated a wholly owned subsidiary named D'Angelo Acquisitions Inc., ("Acquisitions") an Ontario corporation , which entered into a Share Exchange Agreement (" the Agreement") with D'Angelo Brands Ltd. ("Brands"), an Ontario Corporation. Pursuant to the Agreement dated October 29, 2001, Acquisitions acquired 100% of the outstanding shares of common stock of Brands in exchange for a total of 36,000,000 Exchangeable shares. The Exchangeable shares means Class B Special Shares of Acquisitions, being subordinate, non-voting special shares authorized in an unlimited number. The terms of the Exchangeable shares are outlined in more detail in note 5 below. Pursuant to the Agreement, the historical financial history of the Company is that of Brands, therefore April 30, the fiscal year end of Brands was adopted.

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

On consolidation, all material inter-company transactions have been eliminated.

- The Company is continuing to develop its business plan and Management does expect the Company to become profitable by the fourth quarter of its fiscal year ended April 30, 2004.

- Management expects to fund any negative cash flows or capital expenditures from debt or equity financing or a combination thereof as deemed appropriate by the Company's Board of Directors.




Basis of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries. On consolidation all material inter-company transactions have been eliminated.

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



Inventories:

Inventories are valued at the lower of cost (first-in, first-out basis) or market.


Capital Assets:

Capital assets are stated at cost or net replacement amount. Depreciation, based on the estimated useful lives of the assets, is provided on a straight line basis over the following periods:

            Building                            20 years
            Manufacturing Equipment             10 years
            Trucks                               3 years

Depreciation expense was $307,445 and $66,991 for the years ended April 30, 2003 and 2002, respectively.

Revenue Recognition:

The Company recognizes sales upon shipment of goods to customers.


Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long- lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.


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

Net Loss per Common Share:

The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2003, the weighted average common shares outstanding would have been increased by 28,887,670 shares of the Company's common stock if the Exchangeable Shares would have been dilutive.


Comprehensive Income:

SFAS No. 130 "Reporting Comprehensive Income", establishes standards for the reporting and displaying of comprehensive income and its components in the financial statements. In accordance with SFAS No. 52, the Company has a Foreign Currency Translation Adjustment. This is a component of the Company's Comprehensive Loss, which is displayed as a component of the Statement of Operation and Comprehensive Loss. Recently Issued Accounting Pronouncements:

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


2. Capital Assets

                                                 2003                        2002
                                    -----------------------------------   ------------
                                    Cost      Accumulated   Net Carrying   Net Carrying
                                               Amortization     Amount       Amount
                                  ----------- ------------  ------------   ------------
 Land                             1,163,294            -       1,163,294     956,221
 Building                         1,829,145      117,535       1,711,610   1,074,491
 Manufacturing Equipment          3,479,180      239,639       3,239,541     654,114
 Trucks                              51,997       51,997               -      16,040
                               ------------------------------------------ ------------
                                  6,523,613      409,170       6,114,446   2,700,866






3.  Mortgages and Other Debt


                                                                                        2003             2002
                                                                                      ---------       ---------
First mortgage on the property located at 14 Brewster Road, Brampton Ontario,
Canada ("the Property"). The mortgage matures on May 1, 2003. The interest rate is 10.5% per annum and is payable monthly on the first of every month. Effective
May 2, 2003 the mortgage has been renewed for the further term of one year under
the same terms.                                                                       1,733,222               0

Second mortgage on the Property owed to D. Dunsmuir Investments Canada Limited.
The mortgage bears interest at 16% per annum and is payable monthly. The principal was due February 9, 2002 but was renewed on a month to month basis
after this date under the same terms.                                                   450,638         414,832

Third mortgage on the Property owed to Reagens Canada Ltd. The mortgage bears interest at 20% per annum payable monthly. The principal was due January 28,
2002 but was renewed on a month to month basis after this date under the same
terms.                                                                                  128,258       1,608,271

Mortgage (now repaid but previously was third mortgage) on the Property owed to
D. Dunsmuir Investments Canada Limited. The mortgage bears interest at 16% per annum payable monthly. The principal is due on demand. The mortgage has been
guaranteed by an officer of the Company.                                                      0          74,032

Promissory demand note owed to D. Dunsmuir Investments Canada Limited jointly and severally with an officer of the Company ("The Note"). The Note bears interest at 16% per annum up to May 1, 2002 and 20% per annum thereafter until the date of repayment.  The principal may be repaid, in whole or in part, at any
time with or without notice. The Note is secured by:                                    762,618         702,023

          i) a general security agreement covering all assets of  D'Angelo
        Brands Ltd. including a first charge on all equipment and a second charge on inventory and accounts receivable.

         ii) fourth registered charge on the Property

        iii) first registered charge on all production equipment

Promissory demand note owed to David Stewart jointly and severally with an officer of the company. The note bears interest at 5% per annum to the date of payment. The principal may be repaid, in whole or in part, at any time with or
without notice.                                                                         173,322         255,281

Demand promissory note advanced from D. Dunsmuir Investments Canada Limited.
Interest on the promissory note is payable monthly at the rate of 14% per annum up to and including August 21, 2002 and at the rate of 20% per annum from August
22, 2002 to the date of repayment in full.                                              346,644               0

Demand promissory note advanced from D. Dunsmuir Investments Canada Limited.
Interest on the promissory note is payable monthly at the rate of 20% per annum
from October 1, 2002 to the date of repayment in full.                                  831,947               0

Demand loan (the "Loan") advanced from Wasanda Enterprises Inc. (the "Holder").
Interest on the demand loan is payable monthly on the last day of each month, at the rate of 10% per annum from January 31, 2003 to the date of repayment in full. The Loan is evidenced by a debenture in the principal amount of
$6,932,890. After existing encumbrances already in place outlined above, security for the payment of principal and interest payable under this debenture from the Loan and all other obligations owed to the Holder is:a) a specific charge of real and personal property by way of a fixed and specific mortgage and charge to and in favour of the Holder on all lands, other real and immovable property, all goods, chattels, fixtures, plants, vehicles, machinery, equipment and accessories of every nature of the Company and D'Angelo Brands Ltd.b) a floating charge in favour of the Holder on all property and assets of every
nature of the Company and D'Angelo Brands Ltd.                                          450,638               0

Total Mortgages and Other Debt                                                        4,877,288       3,054,439

Interest incurred during the year on mortgages and other debts amounted to $584,160 for the year ended April 30, 2003 and $259,783 for the year ended April
30, 2002.



4. Long Term Debt

        On September 23, 2002, 1540633 Ontario Inc. issued a debenture with the principal amount of $3,505,763 ("Principal Amount") at January 31, 2003 to Wasanda Enterprises Inc. The Principal Amount of the debenture is due May 19, 2004, provided that Ontario may repay the Principal Amount in whole or in part at any time without notice or bonus. The Principal Amount shall bear interest, at the interest rate charged by the Bank of Montreal (Toronto Main Branch) for demand loans in Canadian dollars to its most creditworthy commercial borrowers ("Interest Rate"). Interest on the Principal Amount shall accrue, compound and be added to the Principal Amount from September 19, 2002 to December 19, 2002. Thereafter interest shall be paid on the Principal Amount then outstanding from January 19, 2003 on the last day of every month until the debenture is due.

        Security for the payment of the principal and interest payable under this debenture is:

a) a specific charge of real and personal property by way of a fixed and specific mortgage and charge to and in favour of Wasanda on all lands, other real and immovable property, all goods, chattels, fixtures, plant, vehicles, machinery, equipment and accessories of every nature of "Ontario".

b) a floating charge in favour of Wasanda on all property and assets of every nature of "Ontario".

Interest incurred during the year on long-term debt amounted to $137,073 for the year ended April 30, 2003 and $0 for the year ended April 30, 2002.

5. Common Stock

Class A Common Stock

           For the year ended April 30, 2003 the Company had the following Class A Common Stock transactions:

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

Converted, 7,062,330 Exchangeable shares to Class A common shares of the Company.

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

Converted 50,000 Class B Exchangeable shares for 50,000 Class A Common shares of the Company.


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

For the year ended April 30, 2003, 7,062,330 Exchangeable Shares were converted to Class A common shares of the Company.

For the year ended April 30, 2002, 50,000 Exchangeable Shares were converted to Class A common shares of the Company.


6. Significant Customer

For the year ended April 30, 2003, one customer accounted for approximately 52% and another customer approximately 40% of the Company's sales.

7. Warrants

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

8. Related Party Transactions

D'Angelo Brands Ltd. has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. Trademarks etc.) held by a related Company under common control. The agreement requires Brands to pay 3% of gross revenue from sales of all branded products. D'Angelo Brands Ltd. is obligated to pay a minimum of $207,987 to a maximum of $554,631 in royalties during each calendar year.

A company, owned by two directors of the Company, owed the Company $205,562 at April 30, 2003. The debt does not accrue interest.

In connection with the Share Exchange Agreement outlined in note 1 above, the Company entered into a Settlement Agreement with Stewart Garner, its former President. Under the terms of the agreement, the Company is to pay Mr. Garner the sum of $70,000 in ten equal monthly payments of $7,000 each. The payments are payable on the 15th of each month commencing on November 15th 2001. As of April 30, 2003, the $70,000 has been accrued but no payments had been made.

9. Commitments and Contingencies

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

In connection with the promissory demand note for $762,618 to D. Dunsmuir Investments Canada Limited, outlined in note 3 above, a commitment was made to issue 1,000,000 shares of the Company, which shares were to be restricted from trading until April 7, 2003 and 600,000 shares of the Company which are to be free trading shares. The shares have not been issued, but a finance charge has been accrued.

On June 21, 2002, $346,644 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note in the same amount. In consideration of the advance, the Company agreed to issue 500,000 free trading shares of the Company's common stock, with a fair market value of $120,000, to D. Dunsmuir Investments Canada Limited. Although the shares have not yet been issued, the expense related to the issuance of these shares of $120,000 has been accrued as a financing expense.

On September 13, 2002, $831,947 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note owed jointly and severally by the Company and an officer of the Company. In connection with promissory note the Company agreed to issue 500,000 free trading shares of the Company's common stock and issue warrants to purchase in total 4,000,000 free trading shares of the Company at any time prior to September 13, 2007 at $.175 per share. Although the shares have not yet been issued, the expense related to the issuance of these shares of $100,000 has been accrued as a financing expense.

On September 23, 2002, in conjunction with Wasanda Enterprises Inc. providing financial support to "Ontario" in the form of vendor take-back security to finance the acquisition of the Tiverton Facility, the Company and "Brands", jointly and severally, guaranteed the payment of all interest and principal owing under the debenture and any other indebtedness or liability owed to Wasanda.

The Company's future minimum annual lease payments required under operating leases that have initial or non cancelable lease terms in excess of one year owing over the next 5 years are as follows:

                      Year ended

                    April 30, 2004       $ 349,650
                    April 30, 2005         389,020
                    April 30, 2006         385,421
                    April 30, 2007         382,792
                    April 30, 2008         383,248




10. Income Taxes

The components of the provision for income taxes is as follows:

                                                           2003        2002
              Current tax expense:
                  Canada                                      -          -
                  United States                               -          -
                                                            -----      -----
                          Total Current                       -          -
                                                            -----      -----
            Deferred tax expense:
                 Canada                                       -          -
                 United States                                -          -
                                                            -----      -----
                           Total Deferred                     -          -
                                                            -----      -----
                     Total tax provision from
                          continuing operations               -          -
                                                            -----      -----


Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for book purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                         2003           2002
                  Deferred Tax Assets:
                    Loss carry forwards               2,945,504      1,355,481
                    Other temporary differences         385,144         51,351
                    Less valuation allowance         (3,330,648)    (1,406,832)

                 Net Deferred tax assets                     -               -
                                                     -----------    -----------

At April 30, 2003, the company has provided a valuation allowance for the deferred tax asset since in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset is not realizable. Net operating loss carry forwards expire starting in 2007.



11. Subsequent Events

On May 2, 2003, a new first mortgage was registered against the property located at 14 Brewster Road. The principal amount of the mortgage is $1,733,222 and matures on May 1, 2004. The interest rate is 10.5% per annum and is payable monthly on the first of every month. The mortgage has been guaranteed by an officer of the Company.

On June 2, 2003, a demand loan of $970,605 was advanced from Wasanda Enterprises Inc. The loan bears interest at the rate of 10% per annum which is payable monthly on the last day of each month beginning on July 01, 2003.

In May 2003, a claim in the amount of $230,018 was made by a customer for damaged product produced in the Company in the period from January 2003 to early May 2003. The Company has subsequently settled the claim with the customer and the liability has been fully accrued in the financial statements for the period ended April 30, 2003.

EXHIBITS


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

3.2 Restated By-laws (incorporated by reference to Exhibit 4.4 tothe Company's Registration Statement on Form S-8 filed with the Commission on October 9, 2001).

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

10.4 Demand promissory note to D. Dunsmuir Investment Canada Limited dated June 21, 2002 (attached to 10QSB filing for quarter ended July 31, 2002)

10.5 Demand promissory note to D. Dunsmuir Investment Canada Limited dated September 13, 2002 (attached to 10QSB filing for quarter ended October 31, 2002)

10.6 Agreement to pay loan commitment fee, issue warrants and free trading shares to D. Dunsmuir Investments Canada Limited, dated September 13, 2002 (attached to 10QSB filing for quarter ended October 31, 2002)

10.7 Warrant, dated September 23, 2002, from the Company to Wasanda Enterprises Inc. (Incorporated by reference to exhibit 99.2 to the Schedule 13D/A filed with the Commission on October 9, 2002)

10.8 Form of Offer, dated September 23, 2002, from 1540633 Ontario Inc. to Mintz & Partners Limited to purchase property and fixed assets of QTF Foods Inc. (Incorporated by reference to exhibit 99.3 to the Schedule 13D/A filed with the Commission on October 9, 2002)

10.9  Debenture, dated September 23, 2002, issued by 1540633 Ontario Inc. to
      Wasanda   Enterprises Inc. (incorporated by reference to exhibit 99.4 to the Schedule 13D/A filed with the Commission on October 9, 2002)

10.10 Guarantee and Postponement of Claim dated, September 23, 2002, issued by the Company and D'Angelo Brands Ltd. jointly and severally to Wasanda Enterprises Inc. (incorporated by reference to exhibit 99.5 to the Schedule 13D/A filed with the Commission on October 9, 2002)

10.11 Warrant, dated December 19, 2002, from the Company to Wasanda Enterprises Inc. (Incorporated by reference to exhibit 99.6 to the Schedule 13D/A filed with the Commission on December 27, 2002)

10.12 Debenture, dated December 19, 2002, issued by the Company and D'Angelo Brands Ltd. to Wasanda Enterprises Inc. (incorporated by reference to exhibit 99.7 to the Schedule 13D/A filed with the Commission on December 27, 2002)

10.13 Priority Agreement, dated December 19, 2002 among Wasanda Enterprises Inc., D. Dunsmuir Investments Canada Limited, D'Angelo Brands Ltd., D'Angelo Brands Inc., and Frank D'Angelo, (attached to 10QSB filing for quarter ended January 31, 2003)

99.1 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached.


Item 14. Controls and Procedures.

(a) Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D'Angelo Brands, Inc.


By: /s/  Frank D'Angelo
----------------------
Frank D'Angelo,
President and Principal Accounting Officer



Date: August 06, 2003


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on August 12, 2002 and in the capacities indicated.



/s/ Frank D'Angelo           President, Treasurer and Director
----------------------
    Frank D'Angelo



/s/Giuseppe D'Angelo         Director
----------------------
   Giuseppe D'Angelo


Date: August 06, 2003



                     CERTIFICATIONS PURSUANT TO RULE 13a-14
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I Frank D'Angelo, certify that:

1. I have reviewed this annual report on Form 10-KSB of D'Angelo Brands, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

 a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and

  c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of director's (or persons performing the equivalent function):

 a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: August 06, 2003           /s/ Frank D'Angelo
                                    -------------------
                                    Frank D'Angelo,
                                    President and Principal Accounting Officer