Form 10QSB
period 2003-07-31
D ANGELO BRANDS INC
filed 2003-11-12
CIK 1092762

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                        1934

                  For the quarterly period ended July 31, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ____________ to _______________

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

                                Yes [  ]No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,449,589 Class A Common shares and 28,887,670 Class B Common shares as at September 15, 2003.


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


PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

 Index                                                       Page
----------                                                 -------
Consolidated Balance Sheets as at July 31, 2003
(Unaudited) and April 30, 2003.................................F-2

Consolidated Statements of Operations and
Comprehensive Loss for the three months ended
July 31, 2003 and 2002 (Unaudited).............................F-3

Consolidated Statements of Stockholder's
Equity (Deficiency) (Unaudited)................................F-5

Consolidated Statements of Cash Flows for the
three months ended July 31, 2003 and 2002 (Unaudited)..........F-6

Notes to the Consolidated Financial Statements (Unaudited)..F-6-17

=======================================================================


                     D'Angelo Brands, Inc. And Subsidiaries
                          Consolidated Balance Sheets
                As at July 31, 2003(Unaudited)and April 30, 2003

                                                                           July             April
                                                                           2003             2003
                                                                       ------------      ------------
                                      ASSETS
Current
        Accounts receivable                                          $     43,658      $     5,825
        Inventories                                                       102,362           65,673
        Prepaid expenses and deposits (note 8)                            391,393          274,774
                                                                      -------------     ------------
                                                                          537,413          346,272

Capital Assets, Net(note2)                                              6,218,301      $ 6,114,446
                                                                      ------------     ------------
                                                                     $  6,755,714      $ 6,460,718
                                                                      ============     ============
                                LIABILITIES

Current
        Accounts payable and accrued liabilities (note 8)           $  4,596,684       $ 4,441,732
        Mortgages and other debt(note 3)                               6,090,338         4,877,288
                                                                     ------------      ------------
                                                                      10,687,022         9,319,020

Long Term Debt (note 4)                                                3,608,329         3,505,763
Commitment & Contingencies (note 9)                                            -                 -
                                                                     ------------      ------------
                                                                    $ 14,295,351      $ 12,824,783
                                                                     ------------      ------------

                             STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, par value $0.001;
   Class A - 200,000,000 shares authorized;
       23,449,589 and 23,449,589 shares issued and outstanding      $    23,450       $     23,450
   Class B - 50,000,000 shares authorized;
       28,887,670 and 28,887,670 shares issued and outstanding           28,888             28,888
Additional paid-in capital                                            3,653,677          3,653,677
Accumulated Other Comprehensive Gain (Loss)                            (536,596)          (367,945)
Accumulated Deficit                                                 (10,709,056)        (9,702,135)
                                                                    ------------         ------------
                                                                     (7,539,637)        (6,364,065)
                                                                    ------------         ------------
                                                                   $  6,755,714          6,460,718
                                                                    ============        ============

                     D'Angelo Brands, Inc. And Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                          for the three months ended July 31

                                                                2003             2002
                                                              --------         ---------

Sales                                                          729,889         743,978

Cost of Sales                                                  884,592         860,427
                                                             ----------       ----------
Gross Profit                                                  (154,703)       (116,449)
                                                             ----------       ----------


Selling, Marketing, Distribution and Warehousing Expenses      211,133          153,749
General and Administrative Expenses                            372,488          270,958
                                                             ----------       ----------
                                                               583,621          424,707
                                                             ----------       ----------
Loss before other expenses                                    (738,324)        (541,156)

Other Expenses
Financing Expenses                                              23,204          288,000
Interest                                                       245,393          107,218
                                                             ---------        ----------
                                                               268,597          395,218
                                                             ---------        ----------
Loss before income taxes                                    (1,006,921)        (936,374)

Provision for income taxes                                         -                  -

Net Loss                                                    (1,006,921)       ((936,374)
                                                            -----------      -----------
Other comprehensive gain (loss), net of taxes -
foreign currency translation                                  (168,651)          23,361
                                                            -----------      -----------
Comprehensive Loss                                          (1,175,572)        (913,013)
                                                            ===========      ===========

Loss per common share, basic and diluted                         (0.04)           (0.06)
                                                            ===========      ===========
Weighted average number of common shares
outstanding, basic and diluted                               23,449,589       15,598,033
                                                            ===========      ===========

                       D'ANGELO BRANDS, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                  Common Stock
                                                                  -------------                   Additional
                                                                                                   Paid-In
                                               Class A       Amount         Class B     Amount      Capital
                                               ---------  -------------    ----------- ---------  -----------
Balance at April 30, 2002                      15,487,259      $15,487   35,950,000    $35,950    $3,573,577

Conversion of Class-B to Class-A shares         5,095,604        5,096   (5,095,604)   (5,096)
Stock Subscription Receivable
Advances to Director
Foreign Currency Translation Adj
Net Loss
                                               -------------------------------------------------------------
Balance at July 31, 2002                       20,582,863      $20,583   30,854,396   $30,854     $3,573,577

Stock Subscription Receivable
Advances to Director
Foreign Currency Translation Adj
Net Loss
                                               -------------------------------------------------------------
Balance at October 31, 2002                    20,582,863      $20,583   30,854,396   $30,854     $3,573,577

Conversion of Class-B to Class-A shares         1,966,726        1,967   (1,966,726)   (1,967)
Shares issued for cash                            500,000          500                               32,212
Expense for shares sold below market value                                                           12,288
Shares issued as per agreement                    400,000          400                               35,600
Advances to Director
Foreign Currency Translation Adj
Net Loss
                                               -------------------------------------------------------------
Balance at January 31, 2003                    23,449,589      $23,450   28,887,670   $28,888    $3,653,677

Advances to Director
Foreign Currency Translation Adj
Net Loss
                                               -------------------------------------------------------------
Balance at April 31, 2003                      23,449,589      $23,450   28,887,670   $28,888    $3,653,677

Foreign Currency Translation Adj
Net Loss
                                               -------------------------------------------------------------
Balance at July 31,2003                        23,449,589      $23,450   28,887,670   $28,888    $3,653,677



                                                  Stock      Advances to    Accumulated Other   Accumulated   Stockholders
                                                Subscription   Director      Comprehensive       Deficit        Equity/
                                                 Receivable                     Gain (Loss)                   (Deficiency)
                                               ------------- ------------ ------------------- ------------- --------------
Balance at April 30, 2002                         (96,774)     $(291,080)   $     34,172      ($5,758,005)   ($2,486,673)

Conversion of Class-B to Class-A shares                                                                           -0-
Stock Subscription Receivable                      63,472                                                    $    63,472
Advances to Director                                            (42,403)                                         (42,403)
Foreign Currency Translation Adj                                                  23,361                     $    23,361
Net Loss                                                                                         (936,374)      (936,374)
                                               -------------------------------------------------------------------------

Balance at July 31, 2002                         $(33,302)    $(333,483)    $     57,533      $(6,694,379)   $(3,378,617)

Stock Subscription Receivable                      33,302                                                         33,302
Advances to Director                                          $ (88,581)                                     $   (88,581)
Foreign Currency Translation Adj                                                 (24,247)                    $   (24,247)
Net Loss                                                                                      $(1,251,969)   $(1,251,969)
                                               --------------------------------------------------------------------------
Balance at October 31, 2002                      $   -0-      $(422,064)    $     33,286      $(7,946,348)   $(4,710,112)

Conversion of Class-B to Class-A shares                                                                      $       -0-
Shares issued for cash                                                                                       $    32,712
Expense for shares sold below market value                                                                   $    12,288
Shares issued as per agreement                                                                               $    36,000
Advances to Director                                          $ 280,642                                      $   280,642
Foreign Currency Translation Adj                                            $  (104,166)                     $  (104,166)
Net Loss                                                                                      $   (940,867)  $  (940,867)
                                               --------------------------------------------------------------------------
Balance at January 31, 2003                      $   -0-      $(141,422)    $   (70,880)      $ (8,887,215)  $(5,393,503)

Advances to Director                                          $ 141,422                                      $   141,422
Foreign Currency Translation Adj                                            $  (297,065)                     $  (297,065)
Net Loss                                                                                      $   (814,919)  $  (814,919)
                                               --------------------------------------------------------------------------
Balance at April 31, 2003                        $   -0-      $     -0-     $  (367,945)      $ (9,702,135)  $(6,364,065)

Foreign Currency Translation Adj                                            $  (168,651)                     $  (168,651)
Net Loss                                                                                      $ (1,006,921)  $(1,006,921)
                                               --------------------------------------------------------------------------
Balance at July 31,2003                         $    -0-      $     -0-     $  (536,596)      $(10,709,056)  $(7,539,637)
                                               ==========================================================================

</table>F-4

                     D'Angelo Brands, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
                       for the three months ended July 31

                                                         2003        2002
                                                      ----------- -----------
Cash Flows from Operating Activities
    Net loss                                          (1,006,921) (936,374)

    Adjustments to reconcile net loss to net cash used for operating activities:

        Depreciation                                     115,181     33,832

    Changes in operating assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable                              (37,833)    (59,118)
        Inventories                                      (36,689)    (23,511)
        Prepaids, deposits and other receivables        (116,619)    (49,326)


        Increase (decrease) in liabilities:
        Accounts payable and accrued charges             154,952     690,031
                                                       ----------   ---------
    Net cash used for operating activities:             (927,929)   (344,466)



Cash Flows from Investing Activities
    Additions to capital assets                         (219,036)    (31,752)
                                                      ----------- -----------
    Net cash used for investing activities:             (219,036)    (31,752)

Cash Flows from Financing Activities
    Mortgages and other debt                           1,213,050     331,788
    Issuance of debentures                               102,566           -
    Decrease in stock subscription receivable                  -      63,472
    Advances from to Director                                  -    (42,403)
                                                       ---------   ----------
    Net cash provided from financing activities:       1,315,616     352,857

Change in foreign currency
translation adjustment                                  (168,651)     23,361

Increase (decrease) in cash
and cash equivalents                                          -            -

Cash and cash equivalents,
beginning of period                                           -            -
                                                       ----------  -----------
Cash and cash equivalents,
end of period                                                 -            -
                                                       ==========   ===========
Supplemental disclosure of
  cash flow information:

    Interest paid                                         46,828      85,132
                                                       ==========   ==========
   Income taxes paid                                           -            -
                                                       ==========   ==========

                             D'Angelo Brands, Inc.
                         Notes to Financial Statements
                                 July 31, 2003
                         ==============================

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

                            Basis of Consolidation:

 The consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries. On consolidation all material inter company transactions have been eliminated.

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

                                Capital Assets:

Capital assets are stated at cost or net replacement amount. Depreciation, based on the estimated useful lives of the assets, is provided on a straight line basis over the following periods:

           Building                            20 years
           Manufacturing Equipment             10 years
           Trucks                               3 years

Depreciation expense was $115,181 and $33,832 for the quarters ended July 31, 2003 and 2002, respectively.

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

                           Net Loss per Common Share:

The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2003, the weighted average common shares outstanding would have been increased by 28,887,670 shares of the Company's common stock if the Exchangeable Shares would have been dilutive.

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

2. Capital Assets

                                              July 2003                    April 2003
                                    -----------------------------------   ------------
                                    Cost      Accumulated   Net Carrying   Net Carrying
                                               Amortization     Amount       Amount
                                  ----------- ------------  ------------   ------------
 Land                             1,197,328            -       1,197,328   1,163,294
 Building                         1,906,625      144,806       1,761,819   1,711,610
 Manufacturing Equipment          3,597,152      337,998       3,259,154   3,239,542
 Trucks                              53,518       53,518               -           -
                               ------------------------------------------ ------------
                                  6,754,623      536,322       6,218,301   6,114,446

3.  Mortgages and Other Debt

                                                                                July 2003      April 2003
                                                                              -------------  --------------
First mortgage on the property located at 14 Brewster Road, Brampton Ontario,
Canada ("the Property"). The mortgage matures on May 1, 2003. The interest rate is 10.5% per annum and is payable monthly on the first of every month. Effective
May 2, 2003 the mortgage has been renewed for the further term of one year under
the same terms.                                                                  1,783,930      1,733,222

Second mortgage on the Property owed to D. Dunsmuir Investments Canada Limited.
The mortgage bears interest at 16% per annum and is payable monthly. The principal was due February 9, 2002 but was renewed on a month to month basis
after this date under the same terms.                                              463,822        450,638

Third mortgage on the Property owed to Reagens Canada Ltd. The mortgage bears interest at 20% per annum payable monthly. The principal was due January 28,
2002 but was renewed on a month to month basis after this date under the same
terms.                                                                            132,011         128,258

Promissory demand note owed to D. Dunsmuir Investments Canada Limited jointly and severally with an officer of the Company ("The Note"). The Note bears interest at 16% per annum up to May 1, 2002 and 20% per annum thereafter until the date of repayment.  The principal may be repaid, in whole or in part, at any
time with or without notice. The Note is secured by:                              784,929         762,618

i) a general security agreement covering all assets of  D'Angelo Brands Ltd.
including a first charge on all equipment and a second charge on inventory and accounts receivable.
ii) fourth registered charge on the Property
iii) first registered charge on all production equipment

Promissory demand note owed to David Stewart jointly and severally with an officer of the company. The note bears interest at 5% per annum to the date of payment. The principal may be repaid, in whole or in part, at any time with or
without notice.                                                                   178,393         173,322

Demand promissory note advanced from D. Dunsmuir Investments Canada Limited.
Interest on the promissory note is payable monthly at the rate of 14% per annum up to and including August 21, 2002 and at the rate of 20% per annum from August
22, 2002 to the date of repayment in full.                                        356,786         346,644

Demand promissory note advanced from D. Dunsmuir Investments Canada Limited.
Interest on the promissory note is payable monthly at the rate of 20% per annum
from October 1, 2002 to the date of repayment in full.                            856,287         831,947



Demand loan (the "Loan") advanced from Wasanda Enterprises Inc. (the "Holder").
Interest on the demand loan is payable monthly on the last day of each month, at the rate of 10% per annum from January 31, 2003 to the date of repayment in full. The Loan is evidenced by a debenture in the principal amount of $7,135,721. After existing encumbrances already in place outlined above, security for the payment of principal and interest payable under this debenture from the Loan and all other obligations owed to the Holder is:

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
                                                                                1,534,180         450,638
                                                                              -------------    ------------
Total Mortgages and Other Debt                                                  6,090,338       4,877,288
                                                                              ============    =============
Interest incurred during the quarter on mortgages and other debts amounted to
$203,564 for the three months ended July 31, 2003 and $108,372 for the three months ended July 31, 2002.


4. Long Term Debt

On September 23, 2002, 1540633 Ontario Inc. issued a debenture with the principal amount of $3,608,329 ("Principal Amount") to Wasanda Enterprises Inc. The Principal Amount of the debenture is due May 19, 2004, provided that Ontario may repay the Principal Amount in whole or in part at any time without notice or bonus. The Principal Amount shall bear interest, at the interest rate charged by the Bank of Montreal (Toronto Main Branch) for demand loans in Canadian dollars to its most creditworthy commercial borrowers ("Interest Rate"). Interest on the Principal Amount shall accrue, compound and be added to the Principal Amount from September 19, 2002 to December 19, 2002. Thereafter interest shall be paid on the Principal Amount then outstanding from January 19, 2003 on the last day of every month until the debenture is due.

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

Interest incurred during the quarter on long term debt amounted to $40,927 for the three months ended July 31, 2003 and $0 for the three months ended July 31, 2002.

5. Common Stock

                              Class A Common Stock

For the three months ended July 31, 2003, there were no transactions for Class A Common Stock.

For the three months ended July 31, 2002 the Company had the following Class A Common Stock transactions:

Converted 5,095,604 Class B Exchangeable shares for 5,095,604 Class A Common shares of the Company.

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

For the three months ended July 31, 2003, there were no transactions for Class B Common Stock of the Company.

For the three months ended July 31, 2002, 5,095,604 Exchangeable Shares were converted to Class A common shares of the Company.

6. Significant Customer

For the three months ended July 31, 2003, one customer accounted for approximately 88% and another customer approximately 10% of the Company's sales.

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

8. Related Party Transactions

D'Angelo Brands Ltd. has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. Trademarks etc.) held by a related Company under common control. The agreement requires Brands to pay 3% of gross revenue from sales of all branded products. D'Angelo Brands Ltd. is obligated to pay a minimum of $214,072 to a maximum of $570,858 in royalties during each calendar year.

During the quarter, the Company advanced amounts totaling $98,441 to 783234 Ontario Limited, a related party owned by two of the Directors of the Company. As at July 31, 2003, the balance owing to the Company is $304,003 and was included in Prepaids, deposits and other receivables. The balance bears no interest and has no fixed terms of repayment.

As at the quarter end date, the Company had a balance outstanding and owing to an officer of the company in the amount of $103,881 and was included in Accounts payable and accrued liabilities. The balance bears no interest and has no fixed term of repayment. The amount has been repaid in the following quarter.

In connection with the Share Exchange Agreement outlined in note 1 above, the Company entered into a Settlement Agreement with Stewart Garner, its former President. Under the terms of the agreement, the Company is to pay Mr. Garner the sum of $70,000 in ten equal monthly payments of $7,000 each. The payments are payable on the 15th of each month commencing on November 15th 2001. As of July 31, 2003, the $70,000 has been accrued but no payments had been made.

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

In connection with the promissory demand note for $784,929 to D. Dunsmuir Investments Canada Limited, outlined in note 3 above, a commitment was made to issue 1,000,000 shares of the Company, which shares were to be restricted from trading until April 7, 2003 and 600,000 shares of the Company which are to be free trading shares. The shares have not been issued but a finance charge has been accrued.

On June 21, 2002, $356,786 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note in the same amount. In consideration of the advance, the Company agreed to issue 500,000 free trading shares of the Company's common stock, with a fair market value of $120,000, to D. Dunsmuir Investments Canada Limited. Although the shares have not yet been issued, the expense related to the issuance of these shares of $120,000 has been accrued as a financing expense.

On September 13, 2002, $856,287 was advanced from D. Dunsmuir Investments Canada Limited for a demand promissory note owed jointly and severally by the Company and an officer of the Company. In connection with promissory note the Company agreed to issue 500,000 free trading shares of the Company's common stock and issue warrants to purchase in total 4,000,000 free trading shares of the Company at any time prior to September 13, 2007 at $.175 per share. Although the shares have not yet been issued, the expense related to the issuance of these shares of $100,000 has been accrued as a financing expense.

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

The Company's future minimum annual lease payments required under operating leases that have initial or non cancelable lease terms in excess of one year owing over the next 5 years are as follows:

                                      Three months ended
                                      -------------------
                  July 31, 2004             $387,213
                  July 31, 2005              384,215
                  July 31, 2006              386,262
                  July 31, 2007              382,634
                  July 31, 2008              342,427


10. Income Taxes

The components of the provision for income taxes is as follows:
                             2003             2002
 Current tax expense:
   Canada                      -                -
   United States              _-__             _-__

        Total Current        __-___             -___

Deferred tax expense:
   Canada                     -                  -
   United States            __-___              _-___

       Total Deferred      ___-__              __-___

  Total tax provision from
     continuing operations  __-___             __-___


Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for book purposes and amounts used for income tax purposes.


11. Subsequent Events

During the period from August 1st to September 15, 2003:

An additional $1,070,358 was advanced on the demand loan from Wasanda Enterprises Inc. The loan bears interest at the rate of 10% per annum.

The promissory demand note owed to David Stewart was assigned to Wasanda Enterprises Inc. on the same terms and conditions. The payment to David Stewart increased the Wasanda debenture and the interest rate became 10% per annum.

The second mortgage on the property at 14 Brewster Road owed to D.Dunsmuir Investment Canada Limited was assigned to Wasanda Enterprises Inc. on the same terms and conditions. The payment to D.Dunsmuir Investment Canada Ltd. increased the Wasanda debenture and the interest rate became 10% per annum.

Promissory demand notes and accrued interest (as indicated below) in the amount of $2,403,884 owed to D.Dunsmuir Investment Canada Limited were assigned to Wasanda Enterprises Inc. on the same terms and conditions. The payment to D.Dunsmuir Investment Canada Ltd. increased the Wasanda debenture and the interest rate became 10% per annum.

D.Dunsmuir Investment Canada Limited forgave $428,143 of a promissory demand note owing. The forgiven amount will be recorded in the quarter ended October 31, 2003. D.Dunsmuir Investments Canada Limited agreed to reduce the interest payable on all outstanding debt to 8% per annum. In conjunction with the repayments made by Wasanda Enterprises Inc., D.Dunsmuir Investments Canada Limited agreed to forgive and waive all previous commitments to receive common shares and warrants from the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the quarterly period ended July 31, 2003 included in its Quarterly Report on Form 10 -QSB.

RESULTS OF OPERATIONS

Comparing the three months ended July 31, 2003 to the three months ended July 31, 2002

Sales.

For the three months ended July 31, 2003, sales were $729,889, a decrease of $14,089 over the $743,978 sales for the three months ended July 31, 2002.

Gross Profit.

Gross profit was ($154,703) for the three months ended July 31, 2003, a decrease of $38,254 compared to gross profit of ($116,449) for the three months ended July 31, 2002. The decrease in gross profit was primarily attributable to lower sales and higher fixed production overhead costs.

Selling, Marketing, Distribution and Warehousing Expenses.

Selling, marketing, distribution and warehousing expenses were $211,133 for the three months ended July 31, 2003, an increase of $57,384 over selling, marketing, distribution and warehousing expenses of $153,749 for the three months ended July 31, 2002. The increase was as a result of higher salaries and warehouse costs.

General and Administrative Expenses.

General and administrative expenses were $372,488 for the three months ended July 31, 2003, an increase of $101,530 over general and administrative expenses of $270,958 for the three months ended July 31, 2002. The increase was due to higher salaries, depreciation and office expenses.

Financing Expenses.

Financing expenses were $23,204 for the three months ended July 31, 2003, a decrease of $264,796 over financing expenses of $288,000 for the three months ended July 31, 2002. The expense for the same period last year was due to shares to be issued below market value.

Interest.

Interest was $245,393 for the three months ended July 31, 2003, an increase of $138,175 over interest of $107,218 for the three months ended July 31, 2002. The increase was a result of financing the losses and the Tiverton facility which was acquired in September 2002.

Provision for Income Taxes.

As the Company generated losses, no provision has been made for income taxes.

Net Loss.

Net Loss was $1,006,921 for the three months ended July 31, 2003, an increase of $70,547 over the net loss of $936,374 for the three months ended July 31, 2002. The increase in the net loss was a result of lower gross profit, higher selling, marketing, distribution, warehousing, general and administrative expenses and interest partially offset by lower financing expenses.


LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, the Company had a working capital deficiency of $10,149,609 compared to a working capital deficiency of $8,972,748 as of April 30, 2003.
The decrease in working capital was a result of financing the cash losses through the use of short term financing in the form of accounts payable, accrued liabilities and other short term debt.

Net cash used for operating activities was $927,929 for the three months ended July 31, 2003, an increase of $583,463 from the $344,466 net cash used for operating activities for the three months ended July 31, 2002. The increase in net cash used for operating activities as compared to the prior year was a result of a smaller increase in accounts payable and accrued liabilities and larger increase in other receivables compared to the same period last year.

Net cash used for investing activities for the three months ended July 31, 2003 was $219,036, an increase of $187,284 from the $31,752 net cash used for investing activities for the three months ended July 31, 2002. The increase in net cash used for investing activities as compared to the prior year was a result of investing in processing equipments in both manufacturing facilities and the foreign exchange impact of the stronger Canadian dollar.

Net cash provided from financing activities for the three months ended July 31, 2003 was $1,315,616 as compared to the $352,857 net cash provided from financing activities for the three months ended July 31, 2002. The increase in net cash provided from financing activities was a result of the increase in mortgages and other debt and the foreign exchange impact of the stronger Canadian dollar.

During the quarter ended July 31, 2003, an additional demand loan of $1,070,358 was advanced from Wasanda Enterprises Inc. The loan bears interest at the rate of 10% per annum.

The Company has certain cash requirements to expand its business, execute its sales and marketing goals; fund working capital needs and pay down commitments including interest and principal payments on the debt. Management estimates that in excess of $11,000,000 will need to be repaid or refinanced over the next fiscal year in addition to the current trade liabilities it is incurring.

The Company is currently in discussions and negotiations to obtain the financing required to meet these obligations as they become due. The financing may be in the form of debt or equity or a combination thereof. As a result of the Company's current financial condition, there is no assurance that the financing will be obtainable on favourable terms or at all.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, management concluded its evaluation of the effectiveness of our disclosure controls and procedures. As of that date, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

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

On December 2, 2002, the Company issued 59,598 shares of its common stock, restricted, in exchange for 59,598 Exchangeable shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Interest payments on mortgage and other debt and long term debt as of July 31, 2003 were in arrears as follows:


D. Dunsmuir Investments Canada Limited          $ 405,882
David Stewart                                   $  13,206
Wasanda Enterprises Inc.                        $ 185,083
                                             ------------------
                                                $ 604,171
                                             ------------------

ITEM 5.  OTHER INFORMATION

During the period from August 1st to September 15, 2003:

An additional $1,070,358 was advanced on the demand loan from Wasanda Enterprises Inc. The loan bears interest at the rate of 10% per annum.

The promissory demand note owed to David Stewart was assigned to Wasanda Enterprises Inc. on the same terms and conditions. The payment to David Stewart increased the Wasanda debenture and the interest rate became 10% per annum.

The second mortgage on the property at 14 Brewster Road owed to D.Dunsmuir Investment Canada Limited was assigned to Wasanda Enterprises Inc. on the same terms and conditions. The payment to D.Dunsmuir Investment Canada Ltd. increased the Wasanda debenture and the interest rate became 10% per annum.

Promissory demand notes and accrued interest (as indicated below) in the amount of $2,403,884 owed to D.Dunsmuir Investment Canada Limited were assigned to Wasanda Enterprises Inc. on the same terms and conditions. The payment to D.Dunsmuir Investment Canada Ltd. increased the Wasanda debenture and the interest rate became 10% per annum.

D.Dunsmuir Investment Canada Limited forgave $428,143 of a promissory demand note owing. The forgiven amount will be recorded in the quarter ended October 31, 2003.

D.Dunsmuir Investments Canada Limited agreed to reduce the interest payable on all outstanding debt to 8% per annum. In conjunction with the repayments made by Wasanda Enterprises Inc., D.Dunsmuir Investments Canada Limited agreed to forgive and waive all previous commitments to receive common shares and warrants from the Company.

ITEM 6.  EXHIBITS


Exhibit No.                                Description
------------                            -------------------

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

Date: September 15, 2003




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

Date: September 15, 2003

                                 /s/ Frank D'Angelo
                                 -------------------
                                     Frank D'Angelo,
                                     President and Principal Accounting Officer