Form 10QSB
period 2003-10-31
D ANGELO BRANDS INC
filed 2004-01-15
CIK 1092762

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 2003
            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
         For the transition period from ____________ to _______________
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

23,449,589 Class A Common shares and 28,887,670 Class B Common shares as at December 15, 2003.


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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


CONTENTS                                                      Page

Consolidated Financial Statements:

 Balance Sheets (Unaudited)                                      F-1
 Statements of Operations and Comprehensive Loss (Unaudited)     F-2
 Statements of Stockholders' Equity (Deficiency) (Unaudited)     F-3
 Statements of Cash Flows (Unaudited)                            F-4
 Notes to Financial Statements (Unaudited)                       F-5


                   D'Angelo Brands, Inc. And Subsidiaries
                          Consolidated Balance Sheets
                As at October 31, 2003 (Unaudited)and April 30, 2003

                                                                           July             April
                                                                           2003             2003
                                                                       ------------      ------------
                                      ASSETS
Current
        Cash                                                         $    425,141     $         -
        Accounts receivable                                                97,849            5,825
        Inventories                                                     1,580,569           65,673
        Prepaid expenses and deposits                                     674,898          274,774
                                                                      -------------     ------------
                                                                        2,778,457          346,272

Capital Assets, Net                                                     6,863,664      $ 6,114,446
                                                                      ------------     ------------
                                                                     $  9,642,121      $ 6,460,718
                                                                      ============     ============
                                LIABILITIES

Current
        Accounts payable and accrued liabilities                    $   3,942,372       $ 4,441,732
        Mortgages and other debt                                       10,451,023         4,877,288
                                                                     ------------      ------------
                                                                       14,393,395         9,319,020

Long Term Debt                                                          3,843,071         3,505,763
Commitment & Contingencies(Note 10)                                             -                 -
                                                                     ------------      ------------
                                                                    $  14,393,395      $ 12,824,783
                                                                     ------------      ------------

                             STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, par value $0.001;
   Class A - 200,000,000 shares authorized;
       23,449,589 and 23,449,589 shares issued and outstanding      $    23,450       $     23,450
   Class B - 50,000,000 shares authorized;
       28,887,670 and 28,887,670 shares issued and outstanding           28,888             28,888
Additional paid-in capital                                            3,653,677          3,653,677
Accumulated Other Comprehensive Gain (Loss)                            (987,517)          (367,945)
Accumulated Deficit                                                 (11,312,842)        (9,702,135)
                                                                    ------------         ------------
                                                                     (8,594,345)        (6,364,065)
                                                                    ------------         ------------
                                                                   $  9,642,121          6,460,718
                                                                    ============        ============

                     D'Angelo Brands, Inc. And Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                   for the three months and six months ended
                            October 31,2003 and 2002


                                                            Three months ended October 31      Six months ended October 31
                                                            -----------------------------      ---------------------------
                                                                2003            2002             2003            2002
                                                              ---------        ---------       ----------      ----------
                                                                              (restated -                     (restated -
                                                                                note 2)                         note 2)

Sales                                                      $   637,182      $   894,983      $  1,367,071    $  1,638,961

Cost of Sales                                                  329,489          961,698         1,214,081       1,822,125
                                                              ---------        ---------       ----------      ----------

Gross Profit                                                   307,693          (66,715)          152,990        (183,164)

Commission Income                                                    -                -                 -               -
                                                              ---------        ---------       ----------      ----------
                                                               307,693          (66,715)          152,990

Selling, Marketing, Distribution and Warehousing Expenses      359,543          192,291           570,676          346,040
General and Administrative Expenses                            659,877          316,276         1,032,365          587,234
                                                              ---------        ---------       ----------      -----------
                                                             1,019,420          508,567         1,603,041         933,274
                                                              ---------        ---------       ----------      -----------

Loss before other expenses                                    (711,727)        (575,282)       (1,450,051)      (1,116,438)
                                                              ---------        ---------       ----------      -----------
Other Expenses
Financing Expenses                                           (1,049,239)         513,879       (1,026,035)         801,879
Pre-production costs                                            649,982                -          649,982
Interest                                                        291,317          162,808          536,710          270,026
                                                              ---------        ---------       ----------      -----------
                                                              (107,940)          676,687          160,657        1,071,905
                                                              ---------        ---------       ----------      ---------[--
Loss before income taxes

Provision for income taxes                                           -                -                -               -
                                                              ---------        ---------       ----------      ----------
Net Loss                                                      (603,787)      (1,251,969)       (1,610,708)     (2,188,343)

Other comprehensive gain (loss), net of taxes -
foreign currency translation                                  (450,921)         (24,247)         (619,572)           (886)
                                                             ----------        ---------       ----------      ----------
Comprehensive Loss                                          (1,054,708)     ($1,276,216)      ($2,230,280)    ($2,189,229)
                                                             ==========        =========       ==========      ==========

Loss per common share, basic and diluted                        ($0.03)          ($0.06)          ($0.07)         ($0.12)
Weighted average number of common shares
outstanding, basic and diluted                               23,449,589       20,582,863       23,449,589      18,090,448
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

Foreign Currency Translation Adj
Net Loss
                                               -------------------------------------------------------------
Blance at October 31, 2003


                                                  Stock      Advances to    Accumulated Other   Accumulated   Stockholders
                                                Subscription   Director      Comprehensive       Deficit        Equity/
                                                 Receivable                     Gain (Loss)                   (Deficiency)
                                               ------------- ------------ ------------------- ------------- --------------
Balance at April 30, 2002                         (96,774)     $(291,080)   $     34,172      ($5,758,005)   ($2,486,673)

Conversion of Class-B to Class-A shares                                                                           -0-
Stock Subscription Receivable                      63,472                                                    $    63,472
Advances to Director                                            (42,403)                                         (42,403)
Foreign Currency Translation Adj                                                  23,361                     $    23,361
Net Loss                                                                                         (936,374)      (936,374)
                                               -------------------------------------------------------------------------

Balance at July 31, 2002                         $(33,302)    $(333,483)    $     57,533      $(6,694,379)   $(3,378,617)

Stock Subscription Receivable                      33,302                                                         33,302
Advances to Director                                          $ (88,581)                                     $   (88,581)
Foreign Currency Translation Adj                                                 (24,247)                    $   (24,247)
Net Loss                                                                                      $(1,251,969)   $(1,251,969)
                                               --------------------------------------------------------------------------
Balance at October 31, 2002                      $   -0-      $(422,064)    $     33,286      $(7,946,348)   $(4,710,112)

Conversion of Class-B to Class-A shares                                                                      $       -0-
Shares issued for cash                                                                                       $    32,712
Expense for shares sold below market value                                                                   $    12,288
Shares issued as per agreement                                                                               $    36,000
Advances to Director                                          $ 280,642                                      $   280,642
Foreign Currency Translation Adj                                            $  (104,166)                     $  (104,166)
Net Loss                                                                                      $   (940,867)  $  (940,867)
                                               --------------------------------------------------------------------------
Balance at January 31, 2003                      $   -0-      $(141,422)    $   (70,880)      $ (8,887,215)  $(5,393,503)

Advances to Director                                          $ 141,422                                      $   141,422
Foreign Currency Translation Adj                                            $  (297,065)                     $  (297,065)
Net Loss                                                                                      $   (814,919)  $  (814,919)
                                               --------------------------------------------------------------------------
Balance at April 31, 2003                        $   -0-      $     -0-     $  (367,945)      $ (9,702,135)  $(6,364,065)

Foreign Currency Translation Adj                                            $  (168,651)                     $  (168,651)
Net Loss                                                                                      $ (1,006,921)  $(1,006,921)
                                               --------------------------------------------------------------------------
Balance at July 31,2003                         $    -0-      $     -0-     $  (536,596)      $(10,709,056)  $(7,539,637)
Foreign Currency Translation Adj                                            $  (450,921)                -    $  (450,921)
Net Loss                                                                                      $   (603,787)  $  (603,787)
                                               --------------------------------------------------------------------------
Blance at October 31, 2003
                                                $    -0-      $     -0-     $  (987,517)      $(11,312,842)  $(8,594,345)
                                               ==========================================================================



                   D'Angelo Brands, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
      for the three months and six months ended October 31, 2003 and 2001
                                  (Unaudited)


                                                    Three months ended October 31      Six months ended October 31
                                                    -----------------------------      ---------------------------
                                                           2003          2002            2003           2002
                                                         ---------      ---------      ----------     ----------
                                                                       (restated -                   (restated -
                                                                         note 2)                       note 2)

Cash Flows from Operating Activities
    Net loss                                            ($603,787)    ($1,251,969)     ($1,610,708)   (2,188,343)
    Adjustments to reconcile net loss to
    net cash used for operating activities:
        Depreciation                                       148,348         82,619          263,529       116,451

    Changes in operating assets and liabilities:
         (Increase) decrease in assets:
        Accounts receivable                                (54,191)         5,943         (92,024)       (53,175)
        Inventories                                     (1,478,207)       (21,599)     (1,514,896)       (45,110)
        Prepaid expenses and deposits                     (283,505)         3,070        (400,124)       (46,256)

         Increase (decrease) in liabilities:
        Accounts payable and accrued liabilities          (654,312)       585,636        (499,360)     1,275,667
                                                         ---------      ---------       ----------     ----------
    Net cash used for operating activities:             (2,925,654)      (596,300)     (3,853,583)      (940,766)



Cash Flows from Investing Activities
    Additions to capital assets                           (793,711)    (3,207,598)     (1,012,747)    (3,239,350)

                                                         ---------      ---------      ----------     ----------
    Net cash used for investing activities:               (793,711)    (3,207,598)     (1,012,747)    (3,239,350)

Cash Flows from Financing Activities
    Mortgages and other debt                             4,306,685        690,780       5,573,735      1,022,568
    Issuance of debentures                                 234,742      3,192,644         337,308      3,192,644
    Issuance of capital stock                                    -              -               -              -
    Decrease in stock subscription receivable                    -         33,302               -         96,744
    Advances (to) from Director                                  -       (88,581)               -      (130,984)
                                                         ---------      ---------      ----------     ----------
    Net cash provided from financing activities:         4,595,427      3,828,145       5,911,043      4,181,002

Change in foreign currency
translation adjustment                                   (450,921)       (24,247)       (619,572)        (886)

Increase (decrease) in cash
and cash equivalents                                      425,141               -        425,141            -

Cash and cash equivalents,
beginning of period                                     $        -     $        -     $         -    $      -
                                                         ---------      ---------      ----------     ----------
Cash and cash equivalents,
end of period                                           $ 425,141      $        -     $   425,141    $      -
                                                         =========      =========      ==========     ==========
Supplemental disclosure of
  cash flow information:

    Interest paid                                       $  49,875      $  65,625      $    96,703       150,757
                                                         =========      =========      ==========     ==========
  Income taxes paid                                             -              -               -              -
                                                         =========      =========      ==========     ==========




                             D'Angelo Brands, Inc.
                         Notes to Financial Statements

                                October 31, 2003


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

 Inventories:

 Raw materials are stated at the lower of cost (first-in, first-out basis) and replacement cost. Finished goods and work-in process are stated at the lower of cost (first-in, first-out basis) and net realizable value.

 Capital Assets:

 Capital assets are stated at cost or net replacement amount. Depreciation, based on the estimated useful lives of the assets, is provided on a straight line basis over the following periods:

                Building                                         20 years
                Manufacturing Equipment                          10 years
                Trucks                                            3 years

 Depreciation expense was $148,348 and $82,619 for the quarters ended October 31, 2003 and 2002, respectively.


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

 Net Loss per Common Share:

 The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2003, the weighted average common shares outstanding would have been increased by 28,887,670 shares of the Company's common stock if the Exchangeable Shares would have been dilutive.

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



 2. Capital Assets

                                              October 2003                 April 2003
                                    -----------------------------------   ------------
                                    Cost      Accumulated   Net Carrying   Net Carrying
                                              Amortization     Amount       Amount
                                  ----------- ------------  ------------   ------------
 Land                             1,275,220            -       1,275,220   1,163,294
 Building                         2,030,662      179,732       1,850,930   1,711,610
 Manufacturing Equipment          4,220,245      482,731       3,737,513   3,239,542
 Trucks                              57,000       57,000               -           -
                               ------------------------------------------ ------------
                                  7,583,126      719.463       6,863,664   6,114,446




 3.  Mortgages and Other Debt

                                                                              October 2003     April 2003

                                                                              -------------  --------------
First mortgage on the property located at 14 Brewster Road, Brampton Ontario,
Canada ("the Property"). The mortgage matures on May 1, 2003. The interest rate is 10.5% per annum and is payable monthly on the first of every month. Effective
May 2, 2003 the mortgage has been renewed for the further term of one year under
the same terms.                                                                  1,899.985      1,733,222

Second mortgage on the Property owed to D. Dunsmuir Investments Canada Limited.
The mortgage bears interest at 16% per annum and is payable monthly. The principal was due February 9, 2002 but was renewed on a month to month basis
after this date under the same terms.                                                  0          450,638

Third mortgage on the Property owed to Reagens Canada Ltd. The mortgage bears interest at 20% per annum payable monthly. The principal was due January 28,
2002 but was renewed on a month to month basis after this date under the same
terms.                                                                                 0          128,258

Promissory demand note owed to D. Dunsmuir Investments Canada Limited jointly and severally with an officer of the Company ("The Note"). The Note bears interest at 16% per annum up to May 1, 2002 and 20% per annum thereafter until the date of repayment.  The principal may be repaid, in whole or in part, at any
time with or without notice. The Note is secured by:                                   0          762,618
i) a general security agreement covering all assets of  D'Angelo Brands Ltd.
including a first charge on all equipment and a second charge on inventory and accounts receivable.
ii) fourth registered charge on the Property
iii) first registered charge on all production equipment

Promissory demand note owed to David Stewart jointly and severally with an officer of the company. The note bears interest at 5% per annum to the date of payment. The principal may be repaid, in whole or in part, at any time with or
without notice.                                                                       0           173,322

Demand promissory note advanced from D. Dunsmuir Investments Canada Limited.
Interest on the promissory note is payable monthly at the rate of 14% per annum up to and including August 21, 2002 and at the rate of 20% per annum from August
22, 2002 to the date of repayment in full.                                            0           346,644

Demand promissory note advanced from D. Dunsmuir Investments Canada Limited.
Interest on the promissory note is payable monthly at the rate of 20% per annum
from October 1, 2002 to the date of repayment in full.                                0           831,947



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
                                                                                8,551,038       450,638
                                                                              -------------   ------------
Total Mortgages and Other Debt                                                 10,451,023    4,877,288
                                                                              ============   =============
Interest expense incurred on mortgages and other debts amounted to $247,597 for the three months ended October 31, 2003 and $146,029 for the three months ended
October 31, 2002.

Interest expense incurred on mortgages and other debts amounted to $452,063 for the six months ended October 31, 2003 and $253,247 for the six months ended
October 31, 2002.


 4. Long Term Debt

 On September 23, 2002, 1540633 Ontario Inc. issued a debenture with the principal amount of $3,843,071 ("Principal Amount") to Wasanda Enterprises Inc. The Principal Amount of the debenture is due May 19, 2004, provided that Ontario may repay the Principal Amount in whole or in part at any time without notice or bonus. The Principal Amount shall bear interest, at the interest rate charged by the Bank of Montreal (Toronto Main Branch) for demand loans in Canadian dollars to its most creditworthy commercial borrowers ("Interest Rate"). Interest on the Principal Amount shall accrue, compound and be added to the Principal Amount from September 19, 2002 to December 19, 2002. Thereafter interest shall be paid on the Principal Amount then outstanding from January 19, 2003 on the last day of every month until the debenture is due.

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

 Interest expense incurred on long term debt amounted to $43,720 for the three months ended October 31, 2003 and $16,778 for the three months ended October 31, 2002.

 Interest expense incurred on long term debt amounted to $84,647 for the six months ended October 31, 2003 and $16,778 for the six months ended October 31, 2002.

 5. Common Stock

 Class A Common Stock

 For the three months ended October 31, 2003, there were no transactions for Class A Common Stock.

 For the three months ended October 31, 2002, there were no transactions for Class A Common Stock.

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

 For the three months ended October 31, 2003, there were no transactions for Class B Common Stock of the Company.

 For the three months ended October 31, 2002, there were no transactions for Class B Common Stock of the Company.

 6. Significant Customer

 For the three months ended July 31, 2003, one customer accounted for approximately 89% and another customer approximately 9% of the Company's sales.

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

 8. Related Party Transactions

 D'Angelo Brands Ltd. has entered into a 25 year Royalty Agreement for the use of intellectual property (i.e. Trademarks etc.) held by a related Company under common control. The agreement requires Brands to pay 3% of gross revenue from sales of all branded products. D'Angelo Brands Ltd. is obligated to pay a minimum of $227,998 to a maximum of $607,995 in royalties during each calendar year.

 During the quarter, the Company advanced amounts totaling $67,106 to 783234 Ontario Limited, a related party owned by two of the Directors of the Company. As at October 31, 2003, the balance owing to the Company is $390,886 and was included in Prepaids, deposits and other receivables. The balance bears no interest and has no fixed terms of repayment.

 In connection with the Share Exchange Agreement outlined in note 1 above, the Company entered into a Settlement Agreement with Stewart Garner, its former President. Under the terms of the agreement, the Company is to pay Mr. Garner the sum of $70,000 in ten equal monthly payments of $7,000 each. The payments are payable on the 15th of each month commencing on November 15th 2001. As of October 31, 2003, the $70,000 has been accrued but no payments had been made.

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

 The Company has made a claim with its insurance company to recover $932,000 in respect of damaged products. It is not possible at this time to determine the outcome of this matter. It is the opinion of management that the claim will be approved by the insurance company. No provision has been made in the accounts for this claim.

 The Company's future minimum annual lease payments required under operating leases that have initial or non cancelable lease terms in excess of one year owing over the next 5 years are as follows:

    Three months ended
    October 31, 2004         $397,930
    October 31, 2005          382,440
    October 31, 2006          385,106
    October 31, 2007          383,248
    October 31, 2008          246,615



 10. Income Taxes

 The components of the provision for income taxes is as follows:

                             2003           2002
     Current tax expense:
               Canada         -               -
               United States  -               -
                             ----          ------
              Total Current   -               -
                             ----          ------
     Deferred tax expense:
             Canada           -               -
              United States   -               -
                            -----          ------
    Total Deferred            -               -
                            -----          ------
 Total tax provision from
  continuing operations       -               -
                            -----          -------

 Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for book purposes and amounts used for income tax purposes.



 11. Subsequent Events

 During the period from November 1st to December 15, 2003:

 An additional $3,419,973 was advanced on the demand loan from Wasanda Enterprises Inc. The loan bears interest at the rate of 10% per annum.



 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

 The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the quarterly period ended October 31, 2003 included in its Quarterly Report on Form 10 - QSB.

 RESULTS OF OPERATIONS

 Comparing the three months ended October 31, 2003 to the three months ended October 31, 2002

 Sales. For the three months ended October 31, 2003, sales were $637,182, a decrease of $257,801 over the $894,983 sales for the three months ended October 31, 2002. The decrease in sales was due to two factors. First, apple juice production was delayed one month due to late availability of juice apples. Second, foreign exchange gains were sharply reduced due to lower foreign exchange. Gross Profit. Gross profit was $307,693 for the three months ended October 31, 2003, a increase of $374,408 compared to gross profit of ($66,715) for the three months ended October 31, 2002. The increase in gross profit was primarily attributable to lower cost of bottling and savings from reduced cost of purchase due to lower foreign exchange. Selling, Marketing, Distribution and Warehousing Expenses. Selling, marketing, distribution and warehousing expenses were $359,543 for the three months ended October 31, 2003, an increase of $167,252 over selling, marketing, distribution and warehousing expenses of $192,291 for the three months ended October 31, 2002. The increase was as a result of higher warehousing costs due to inventory build up. General and Administrative Expenses. General and administrative expenses were $659,877 for the three months ended October 31, 2003, an increase of $343,601 over general and administrative expenses of $316,276 for the three months ended October 31, 2002. The increase was due to overall increase in administration costs to support the expansion of manufacturing operations. Financing Expenses. Financing expenses were ($1,049,239) for the three months ended October 31, 2003, a decrease of $1,563,118 over financing expenses of $513,879 for the three months ended October 31, 2002. The decrease in financing expense was due to certain amounts that were taken into income during this quarter. These amounts were expensed in the past for commitments to issue shares and to record financing charges to obtain a loan from D. Dunsmuir Investments Canada Ltd. These are old commitments and charges that were reversed as part of D.Dunsmuir loan settlement. Interest. Interest was $291,317 for the three months ended October 31, 2003, an increase of $128,509 over interest of $162,808 for the three months ended October 31, 2002. The increase was a result of increased debt to finance the operation. Provision for Income Taxes. As the Company generated losses, no provision has been made for income taxes. Net Loss. Net Loss was $603,787 for the three months ended October 31, 2003, a decrease of $648,182 over the net loss of $1,251,969 for the three months ended October 31, 2002. The decrease in the net loss was a result of higher gross profit and savings in financing fees partially offset by higher selling, marketing, distribution, warehousing, general and administrative expenses and interest.

 Comparing the six months ended October 31, 2003 to the six months ended October 31, 2002

 Sales. For the six months ended October 31, 2003, sales were $1,367,071, a decrease of $271,890 over the $1,638,961 sales for the six months ended October 31, 2002. The decrease in sales was due to two factors. First, apple juice production was delayed one month due to late availability of juice apples. Second, foreign exchange gains were sharply reduced due to lower foreign exchange. Gross Profit. Gross profit was $152,990 for the six months ended October 31, 2003, an increase of $336,154 compared to gross profit of ($183,164) for the six months ended October 31, 2002. The increase in gross profit was primarily attributable to lower cost of bottling and savings from reduced cost of purchase due to lower foreign exchange. Selling, Marketing, Distribution and Warehousing Expenses. Selling, marketing, distribution and warehousing expenses were $570,676 for the six months ended October 31, 2003, an increase of $224,636 over selling, marketing, distribution and warehousing expenses of $346,040 for the six months ended October 31, 2002. The increase was as a result of higher warehousing costs due to inventory build up. General and Administrative Expenses. General and administrative expenses were $1,032,365 for the six months ended October 31, 2003, an increase of $445,131 over general and administrative expenses of $587,234 for the six months ended October 31, 2002. The increase was due to overall increase in administration costs to support the expansion of manufacturing operations. Financing Expenses. Financing expenses were ($1,026,035) for the six months ended October 31, 2003, a decrease of $1,827,914 over the financing expenses of $801,879 for the six months ended October 31, 2002. The decrease in financing expense was due to certain amounts were taken into income during this quarter. These amounts were expensed in the past for commitments to issue shares and to record financing charges to obtain a loan from D. Dunsmuir Investments Canada Ltd. These are old commitments and charges that were reversed as part of D.Dunsmuir loan settlement. Interest. Interest was $536,710 for the six months ended October 31, 2003, an increase of $266,684 over interest of $270,026 for the six months ended October 31, 2002. The increase was a result of increased debt to finance the operation. Provision for Income Taxes. As the Company generated losses, no provision has been made for income taxes. Net Loss. Net Loss was $1,610,708 for the six months ended October 31, 2003, a decrease of $577,635 over the net loss of $2,188,343 for the six months ended October 31, 2002. The decrease in the net loss was a result of higher gross profit and savings in financing fees partially offset by higher selling, marketing, distribution, warehousing, general and administrative expenses and interest.


 LIQUIDITY AND CAPITAL RESOURCES

 As of October 31, 2003, the Company had a working capital deficiency of $11,614,938 compared to a working capital deficiency of $8,972,748 as of April 30, 2003. The decrease in working capital was a result of financing the cash losses and manufacturing equipment purchases through the use of short term financing in the form of accounts payable, accrued liabilities and other short term debt.

 Net cash used for operating activities was $2,925,654 for the three months ended October 31, 2003, an increase of $2,329,354 from the $596,300 net cash used for operating activities for the three months ended October 31, 2002. Net cash used for operating activities was $3,853,583 for the six months ended October 31, 2003 an increase of $2,912,817 from the $940,766 net cash used for operating activities for the six months ended October 31, 2002. The increase in both periods was due to sharp increase in inventory build up and net loss offset partially by the increase in accounts payable and accrued liabilities.

 Net cash used for investing activities for the three months ended October 31, 2003 was $793,711 as compared to $3,207,598 net cash used for investing activities for the three months ended October 31, 2002. Net cash used for investing activities for the six months ended October 31, 2003 was $1,012,747 as compared to $3,239,350 net cash used for investing activities for the six months ended October 31, 2002. The decrease in net cash used for investing activities as compared to the prior year in both periods was primarily a result of the purchase of the processing facility and equipment located in Tiverton, Ontario in September 2002.

 Net cash provided from financing activities for the three months ended October 31, 2003 was $4,595,427 as compared to the $3,828,145 net cash provided from financing activities for the three months ended October 31, 2002. Net cash provided from financing activities for the six months ended October 31, 2003 was $5,911,043 as compared to $4,181,002 net cash provided from financing activities for the six months ended October 31, 2002. The increase in net cash provided from financing activities was a result of the increase in short term loans from Wasanda Enterprises Inc.

 The Company has certain cash requirements to expand its business, execute its sales and marketing goals; fund working capital needs and pay down commitments including interest and principal payments on the debt. Management estimates that in excess of $15,000,000 will need to be repaid or refinanced over the next fiscal year in addition to the current trade liabilities it is incurring.

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

 On December 2, 2002, the Company issued 59,598 shares of its common stock, restricted, in exchange for 59,598 Exchangeable shares.


 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 Interest payments on mortgage and other debt and long term debt as of October 31, 2003 were in arrears as follows:

 Wasanda Enterprises Inc.                  $ 879,525


 ITEM 5.  OTHER INFORMATION

 During the period from November 1st to December 15, 2003:

 An additional $3,419,973 was advanced on the demand loan from Wasanda Enterprises Inc. The loan bears interest at the rate of 10% per annum.



 ITEM 6.  EXHIBITS


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


D'Angelo Brands, Inc.



By: /s/  Frank D'Angelo
------------------------
Frank D'Angelo,
President and Principal Accounting Officer

Date: December 15, 2003


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



Date: December 15, 2003         /s/ Frank D'Angelo
                                --------------------
                                Frank D'Angelo,
                                President and Principal Accounting Officer