Form 10QSB/A
period 2003-10-31
D ANGELO BRANDS INC
filed 2004-01-16
CIK 1092762

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


                   D'Angelo Brands, Inc. And Subsidiaries
                          Consolidated Balance Sheets
                As at October 31, 2003 (Unaudited)and April 30, 2003

                                                                         October          April
                                                                           2003             2003
                                                                       ------------      ------------
                                      ASSETS
Current
        Cash                                                         $    425,141     $         -
        Accounts receivable                                                97,849            5,825
        Inventories                                                     1,580,569           65,673
        Prepaid expenses and deposits                                     674,898          274,774
                                                                      -------------     ------------
                                                                        2,778,457          346,272

Capital Assets, Net                                                     6,863,664      $ 6,114,446
                                                                      ------------     ------------
                                                                     $  9,642,121      $ 6,460,718
                                                                      ============     ============
                                LIABILITIES

Current
        Accounts payable and accrued liabilities                    $   3,942,372       $ 4,441,732
        Mortgages and other debt                                       10,451,023         4,877,288
                                                                     ------------      ------------
                                                                       14,393,395         9,319,020

Long Term Debt                                                          3,843,071         3,505,763
Commitment & Contingencies(Note 9)                                             -                 -
                                                                     ------------      ------------
                                                                    $  14,393,395      $ 12,824,783
                                                                     ------------      ------------

                             STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, par value $0.001;
   Class A - 200,000,000 shares authorized;
       23,449,589 and 23,449,589 shares issued and outstanding      $    23,450       $     23,450
   Class B - 50,000,000 shares authorized;
       28,887,670 and 28,887,670 shares issued and outstanding           28,888             28,888
Additional paid-in capital                                            3,653,677          3,653,677
Accumulated Other Comprehensive Gain (Loss)                            (987,517)          (367,945)
Accumulated Deficit                                                 (11,312,842)        (9,702,135)
                                                                    ------------         ------------
                                                                     (8,594,345)        (6,364,065)
                                                                    ------------         ------------
                                                                   $  9,642,121          6,460,718
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

Date: January 16, 2003


                     CERTIFICATIONS PURSUANT TO RULE 13a-14
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                        I Frank D'Angelo, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of D'Angelo Brands, Inc;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. I have disclosed, based on my most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of director's (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 16, 2003         /s/ Frank D'Angelo
                                --------------------
                                Frank D'Angelo,
                                President and Principal Accounting Officer